Form 10QSB
period 2001-03-31
SAIPH CORP
filed 2001-05-15
CIK 1118961

Page 1
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2001

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 7, 2001, there were 1,000,000 shares of the Registrant's Common Stock outstanding.



Page 2

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of its operations and changes in its financial position from March 1, 2000, through March 31, 2001, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


Page 3
                             Saiph Corporation
                       (A Development Stage Company)
                               Balance Sheet

                                                        March 31,   December 31,
                                                          2001          2000
                                                      ------------  ------------
                                                      (Unaudited)
                                  ASSETS
CURRENT ASSETS
--------------

  Cash                                                $       588   $     1,278
                                                      ------------  ------------
  TOTAL ASSETS                                        $       588   $     1,278
                                                      ============  ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
-------------------
  Accounts payable                                          1,600          -
  Interest payable                                            900           675
  Note payable - related party (Note 4)                     9,000         9,000
                                                      ------------  ------------
  TOTAL CURRENT LIABILITIES                                11,500         9,675


STOCKHOLDERS' EQUITY
--------------------

  Common Stock 100,000,000 shares
   authorized at $.001 par value;
   1,000,000 shares issued and
   outstanding (Note 6)                                     1,000         1,000
  Capital in Excess of Par Value                            9,000         9,000
  Deficit accumulated during
   development stage                                      (20,912)      (18,397)
                                                      ------------  ------------
  Total Stockholders' Equity                              (10,912)       (8,397)
                                                      ------------  ------------
   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                               $       588   $     1,278
                                                      ============  ============


                          See Accompanying Notes

Page 4
                             Saiph Corporation
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                               For the     For the      From
                                                Three       Three       March
                                                Months      Months     1, 2000
                                                Ended       Ended    (inception)
                                                March       March      to March
                                              31, 2001    31, 2000    31, 2001
                                            ----------- -----------  -----------
REVENUE                                     $     -     $     -      $     -
-------

EXPENSES
--------
  General and Administrative                $    2,290  $     -      $   20,012
  Interest Expense                                 225        -             900
                                            ----------- -----------  -----------
     Total Expenses                              2,515        -          20,912

NET INCOME (LOSS) - Before Taxes            $   (2,515) $     -      $  (20,912)

  Taxes (Note 2)                                  -           -            -
                                            ----------- -----------  -----------
INCOME (LOSS)                               $   (2,515) $     -      $  (20,912)
                                            =========== ===========  ===========

Loss Per Common Share (Note 1)                    -           -

Average Outstanding Shares
 (Note 1)                                    1,000,000        -
                                            =========== ===========


                          See Accompanying Notes


Page 5
                             Saiph Corporation
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)

                                               For the     For the      From
                                                Three       Three       March
                                                Months      Months     1, 2000
                                                Ended       Ended    (inception)
                                                March       March      to March
                                              31, 2001    31, 2000    31, 2001
                                            ----------- -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net Income (Loss)                         $   (2,515) $     -      $  (20,912)
  Increase (Decrease) in
   Accounts Payable/Interest Payable             1,825        -           2,500
   Expenses paid by Stock Issuance                -           -           2,500
                                            ----------- -----------  -----------
     Net Cash (Used) by
     Operating Activities                         (690)       -         (15,912)

CASH FLOWS FROM INVESTING ACTIVITIES              -           -            -
------------------------------------        ----------- -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Issuance of Common Stock for Cash               -           -           7,500
  Issuance of Note Payable for Cash               -           -           9,000
                                            ----------- -----------  -----------
     Net Cash Provided by
     Financing Activities                         -           -          16,500

     INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS                    (690)       -             588

     CASH AND CASH EQUIVALENTS
     AT THE BEGINNING OF PERIOD                  1,278        -            -
                                            ----------- -----------  -----------
     CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                       $      588  $     -      $      588
                                            =========== ===========  ===========
Supplemental Cash Disclosure
-----------------------------
   Interest                                 $     -     $     -      $     -
   Income Taxes                                   -           -            -

                        See Accompanying Notes

Page 6
                          Saiph Corporation
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 2001

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business
     -------------------------
     Saiph Corporation (the "Company") was incorporated in Nevada on March 1, 2000, as Saiph Corporation for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.

     Cash and Cash Equivalents
     -------------------------
     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. All cash is currently held in trust by the Company's attorney.

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


Page 7
                          Saiph Corporation
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 2001

NOTE 4 - NOTE PAYABLE- RELATED PARTY

     The Company issued a promissory note in the amount of $9,000 to Mezzanine Capital Ltd. on March 27, 2000. The note carries an interest rate of 10% per annum to begin accruing on the date of the note. The principal and interest of the note shall be due and payable on March 27, 2002. The note is unsecured.


Page 8

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


Page 9

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                Saiph Corporation


Date: May 15, 2001              By /s/  Eric Chess Bronk, President
                                and Principal Financial and
                                Accounting Officer