Form 10QSB
period 2001-06-30
SAIPH CORP
filed 2001-08-14
CIK 1118961

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   Form 10-QSB

(Mark One)
     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2001

     [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
[X]  No [    ]       (2)  Yes  [X]    No  [   ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 10, 2001, there were 1,000,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of its operations and changes in its financial position from March 1, 2000, through June 30, 2001, have been made.  The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Saiph Corporation
(A Development Stage Company)
Balance Sheet

                                                June 30,
                                                  2001

ASSETS
CURRENT ASSETS

     Cash                                   $     187
                                              -------
     TOTAL ASSETS                           $     187
                                              =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                             965
     Interest payable                           1,193
     Note payable - related party (Note 4)     12,500
                                              -------
     TOTAL CURRENT LIABILITIES                 14,658

STOCKHOLDERS' EQUITY

     Common Stock 100,000,000 shares
        authorized at $.001 par value;
        1,000,000 shares issued and
        outstanding                             1,000
     Capital in Excess of Par Value             9,000
     Deficit accumulated during development
        stage                                 (24,471)
                                              -------
     Total Stockholders' Equity               (14,471)
                                              -------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                    $    187
                                              =======

The accompanying notes are an integral part of these financial statements

Saiph Corporation
(A Development Stage Company)
Statement of Operations
(Unaudited)

                                                                                                  For the Period
                              For the Three    For the Three     For the Six      For the Six      March 1, 2000
                              Months Ended     Months Ended      Months Ended     Months Ended      (inception)
                                 June 30,        June 30,          June 30,         June 30,        to March 31,
                                   2001           2000               2001             2000              2001

REVENUE                         $     -          $     -          $     -          $     -          $     -

EXPENSES

General and Administrative      $     3,266      $    2,840       $   5,556        $   2,840        $   23,278
Interest Expense                        293             225             518              225             1,193
                                    -------         -------          ------           ------           -------
     Total Expenses                   3,559           3,065           6,074            3,065            24,471

NET INCOME (LOSS)
     - Before Taxes             $    (3,559)     $   (3,065)      $  (6,074)       $  (3,065)       $  (24,471)

     Taxes (Note 2)                    -               -                 -                -               -

INCOME (LOSS)                   $    (3,559)     $   (3,065)      $  (6,074)       $  (3,065)       $  (24,471)
                                    =======         =======          ======           ======           =======
Loss Per Common Share
     (Note 1)                   $      -         $     -          $      -         $   (0.01)
                                    =======         =======          ======           ======
Average Outstanding Shares
     (Note 1)                     1,000,000         839,011       1,000,000          498,619
                                    =======         =======          ======           ======

The accompanying notes are an integral part of these financial statements

Saiph Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
                                                                            For the Period
                                        For the Six       For the Six       March 1, 2000
                                        Months Ended      Months Ended       (inception)
                                          June 30,          June 30,          to June 30,
                                           2001               2000               2001
CASH FLOWS FROM
     OPERATING ACTIVITIES

Net Income (Loss)                         $    (6,074)     $    (3,065)     $    (24,471)
Increase (Decrease)
 in Accounts Payable/Interest Payable           1,483              225             2,158
Expenses paid by Stock Issuance                     -            2,500             2,500
                                               ------           ------            ------
                                               (4,591)            (340)          (19,813)

CASH FLOWS FROM
     INVESTING ACTIVITIES                           -                -                 -

CASH FLOWS FROM
     FINANCING ACTIVITIES
Issuance of Common Stock for Cash                   -            7,500             7,500
Issuance of Note Payable for Cash               3,500            9,000            12,500
                                               ------           ------            ------
                                                3,500           16,500            20,000

INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                      (1,091)          16,160               187

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                   1,278                -                 -
                                               ------           ------            ------
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                      $      187      $    16,160        $      187
                                               ======           ======            ======
CASH PAID DURING THE PERIOD FOR:

          Interest                         $        -      $         -        $        -
          Income Taxes                     $        -      $         -        $        -

The accompanying notes are an integral part of these financial statements

Saiph Corporation
(a development stage company)
Notes to the Financial Statements
June 30, 2001

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

No provision for income taxes has been recorded due to net operating loss carryforward totaling approximately $18,000 that will be offset against future taxable income. The NOL carryforward begins to expire in the year 2020.  No tax benefit has been reported in the financial statements.

    Deferred tax assets and the valuation account at December 31, 2000 is as follows:

Saiph Corporation
(a development stage company)
Notes to the Financial Statements
June 30, 2001

NOTE 2 -INCOME TAXES -cont.-

     Deferred tax asset:
     NOL carryforward              $    5,519
     Valuation allowance           $   (5,519)
     Total                         $        -

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

During the second quarter of 2001 the Company received a loan of $3,500 from a corporation whose president is a shareholder of the Company.  The payable is unsecured and is bearing interest at the rate of 12% per annum.  The note is payable on demand.  As of June 30, 2001 accrued interest amounts to $68.

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

                                       Saiph Corporation

Date: August 14, 2001          By: /s/ Eric Chess Bronk, President
                                       and Principal Financial and Accounting Officer