Form 10QSB
period 2001-09-30
SAIPH CORP
filed 2001-11-14
CIK 1118961

Page 1
                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2001

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At
November 2, 2001, there were 1,000,000 shares of the Registrant's
Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of its operations and changes in its financial position from March 1, 2000, through September 30, 2001, have been made.
The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

Page 3

                             Saiph Corporation
                       (A Development Stage Company)
                               Balance Sheet
                                                 September 30,  December 31,
                                                     2001          2000
                                                  (Unaudited)
                                  ASSETS
Current Assets

 Cash                                             $   3,272      $   1,278
                                                  ---------      ---------
     Total Assets                                 $   3,272      $   1,278
                                                  =========      =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

 Interest payable                                     1,623            675
 Note payable - related party (Note 4)               17,500          9,000
                                                  ---------      ---------
     Total Current Liabilities                       19,123          9,675


Stockholders' Equity

 Common Stock 100,000,000 shares
   authorized at $.001 par value
   1,000,000 shares issued and outstanding            1,000          1,000
 Capital in Excess of Par Value                       9,000          9,000
 Deficit accumulated during development stage       (25,851)       (18,397)
                                                  ----------     ----------
     Total Stockholders' Equity                     (15,851)        (8,397)
                                                  ----------     ----------
Total Liabilities and Stockholders' Equity        $   3,272      $   1,278
                                                  ==========     ==========

              See accompanying notes to financial statements

Page 4

                                              Saiph Corporation
                                        (A Development Stage Company)
                                           Statement of Operations
                                                 (Unaudited)
                                                                                                For the Period
                                                                                                March 1, 2000
                               For the Three Months Ended       For the Nine Months Ended       (Inception) to
                              September 30,  September 30,     September 30,  September 30,     September 30,
                                  2001           2000              2001           2000              2001
Revenue                       $    -         $    -            $    -         $    -            $    -
                               ---------      ---------         ---------      ---------         ---------
Expenses

 General and Administrative   $      950     $   13,951        $    6,506     $   16,791        $   24,228
 Interest Expense                    431            225               949            450             1,624
                               ---------      ---------         ---------      ---------         ---------
     Total Expenses                1,381         14,176             7,455         17,241            25,852
                               ---------      ---------         ---------      ---------         ---------
Net Income (Loss)
 - Before Taxes               $   (1,381)    $  (14,176)       $   (7,455)    $  (17,241)       $  (25,852)

Taxes (Note 2)                     -              -                 -             -                  -
                               ---------      ---------         ---------      ---------         ---------
INCOME (LOSS)                 $   (1,381)    $  (14,176)       $   (7,455)    $  (17,241)       $  (25,852)
                               ==========     ==========        ==========     ==========        ==========
Loss Per Common Share
  (Note 1)                    $    -         $    (0.01)       $   (0.01)     $   (0.02)

Average Outstanding Shares
  (Note 1)                     1,000,000       1,000,000        1,000,000      1,000,000

                                See accompanying notes to financial statements

Page 5

                                      Saiph Corporation
                                (A Development Stage Company)
                                   Statements of Cash Flows
                                         (Unaudited)
                                                                                 For the Period
                                                                                 March 1, 2000
                                           For the Nine Months Periods Ended     (Inception) to
                                             September 30,   September 30,       September 30,
                                                 2001            2000                2001
Cash Flows from Operating Activities
 Net Income (Loss)                           $  (7,455)      $ (17,241)          $ (25,852)
 Increase (Decrease)
  in Accounts Payable/Interest Payable             949             450               1,624
 Expenses paid by Stock Issuance                 -               2,500               2,500
                                              ---------       ---------           ---------
 Net Cash Provided by Operating Activities      (6,506)        (14,291)            (21,728)

Cash Flows from Investing Activities             -               -                   -
                                              ---------       ---------           ---------
Cash Flows from Financing Activities
 Issuance of Common Stock for Cash               -               7,500               7,500
 Issuance of Note Payable for Cash               8,500           9,000              17,500
                                              ---------       ---------           ---------
 Net Cash Used by Financing Activities           8,500          16,500              25,000

Increase (Decrease) in Cash
 and Cash Equivalents                            1,994           2,209               3,272
                                              ---------       ---------           ---------
Cash and Cash Equivalents
 at the Beginning of Period                      1,278           -                   -
                                              ---------       ---------           ---------
Cash and Cash Equivalents
 at End of Period                            $   3,272       $   2,209           $   3,272
                                              =========       =========           =========
Cash Paid During the Period for:

   Interest                                  $   -           $   -               $   -
   Income Taxes                              $   -           $   -               $   -

                         See accompanying notes to financial statements

Page 6
                        Saiph Corporation
                   (A Development Stage Company)
                 Notes to the Financial Statements
                       September 30, 2001

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business - Saiph Corporation (the "Company") was incorporated in Nevada on March 1, 2000, as Saiph
  Corporation for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.

  Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. All cash is currently held in trust by the Company's attorney.

  Earnings (Loss) Per Share - The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

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

  Deferred tax assets and the valuation account at December 31, 2000 is as follows:

  Deferred tax asset:
     NOL carryforward             $  5,519
     Valuation allowance          $ (5,519)
                                   --------
        Total                     $  -

Page 7
                        Saiph Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2001

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

  During the second and third quarters of 2001, the Company received loans of $3,500 and $5,000 from Corporations whose Presidents are shareholders of the Company. The payables are unsecured and bear interest at the rates of 12% per annum. As of September 30, 2001, accrued interest amounts to $173 and $101 respectively. Both of the notes are due on demand.

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

     The original shareholders contributed a total of $7,500 in cash and $2,500 in services as capital contributions for stock of the Company. Mezzanine Capital Ltd., an entity of which Eric C. Bronk, the sole director and an executive officer of the Company, is an executive officer and director, loaned $9,000 to the Company at its inception for operating expenses. The Company has also borrowed $3,500 from Saiph Corporation, an entity of which Mr. Bronk is an executive officer and director, and $5,000 from Procyon Corporation, an entity of which Mr. Bronk is an executive officer.

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


                                Saiph Corporation

                                /s/ Eric Chess Bronk
Date: November 9, 2001          By: Eric Chess Bronk, President and
                                Principal Financial and Accounting Officer