Form 10KSB
period 2001-12-31
SAIPH CORP
filed 2002-04-01
CIK 1118961

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $ -0-

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 20, 2002, there were 1,000,000 shares of the Registrant's Common stock outstanding.

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

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of its director, executive officers and stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community, attorneys, and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's director, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     The Company's director and executive officers have not used any particular consultants, advisors or finders on a regular basis to locate potential business opportunities.

     The possibility exists that the Company may acquire or merge with a business or company in which the Company's director, executive officers, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

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

     The Company has had no employees since its inception and does not intend to employ anyone in the future, unless its present business operations were to change. The Company is not paying salaries or other forms of compensation to its present officers and director for their time and effort. Unless otherwise agreed to by the Company, the Company does intend to reimburse its officers and director for out-of-pocket expenses.

Status as a Pseudo California Corporation.

Section 2115 of the California General Corporation Law subjects certain foreign corporations doing business in California to various substantive provisions of the California General Corporation Law in the event that the average of its property, payroll and sales is more than 50% in California and more than one-half of its outstanding voting securities are held of record by persons residing in the State of California. Notwithstanding the fact that the Company currently has no property, payroll, or sales, it may still be considered a pseudo California corporation, even though it was incorporated under the laws of the State of Nevada. The designation as a pseudo California corporation would continue until the end of the first year following a year in which we did not meet the test.

     Some of the substantive provisions applicable to a pseudo California corporation include laws relating to the annual election of directors; the removal of directors without cause; the removal of directors by court proceedings; the filling of director vacancies where less than a majority in office were elected by shareholders; directors' standard of care; the liability of directors for unlawful distributions; indemnification of directors, officers and others; limitations on corporate distributions; the liability of shareholders who receive unlawful distributions; annual shareholders' meetings and remedies if such meetings are not timely held; supermajority vote requirements; limitations on the sale of assets; limitations on mergers; board and shareholder approvals required in reorganizations; dissenters' rights; records and reports; special jurisdiction of the state attorney general if certain shareholder protective provisions are not being complied with; and shareholders' and directors' rights of inspection. Section 2115 would also subject the Company to Section 708 of the California General Corporation Law which mandates that shareholders have the right of cumulative voting at the election of directors.

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

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2001.

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

     At March 20, 2002, the Company had 16 shareholders of record. The Company has appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as its transfer agent.

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

     The original shareholders contributed a total of $7,500 in cash and $2,500 in services as capital contributions for stock of the Company. Mezzanine Capital Ltd., an entity of which Eric Chess Bronk, the sole director and an executive officer of the Company, is an executive officer and director, loaned $9,000 to the Company at its inception for operating expenses. (See "Item 12. Certain Relationships and Related Transactions.") Of the $10,010 in cash available to the Company during 2001, the Company spent $7,387 in legal and accounting fees, edgarizing costs, and other miscellaneous costs associated with the filing of its periodic reports. The Company also loaned a total of $1,250 to two companies associated with Mr. Bronk.

     Management estimates that the cash requirements for the year ending December 31, 2002, will be approximately $8,325, if no change in operations occurs during the year. Management anticipates that any additional needed funds will be loaned to the Company on the same or similar terms as those of other loans to the Company. There are no agreements with any of the companies and no assurance that all or a portion of these funds will be loaned to the Company. If the Company is unable to borrow such funds, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available, or that if it is made available, it could be obtained on terms favorable to the Company.

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

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Although the Company has not changed the firm that performs its audits, the name of the firm has been changed from Crouch, Bierwolf & Associates to Bierwolf, Nilson & Associates.

                                 PART III

         ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
    CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of March 20, 2002, the name, age, and position of the executive officers and sole director of the Company and the term of office of such director:

     Name                Age  Position(s)                   Director Since

     Eric Chess Bronk    55   Director, President &         March 2000
                              Treasurer
     Lynn Carlson        47   Vice-President & Secretary    --

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

     Set forth below is certain biographical information regarding the Company's current executive officers and sole director:

     ERIC CHESS BRONK has been the president and treasurer of the Company since its inception in March 2000. He has been the chairman and president of Mezzanine Capital Ltd., a closed-end investment company, since August 1997. From April 1997 until August 10, 1997, he was the president of Xtranet Systems, Inc., a credit card processing and risk management company, and from October 21, 1997, to June 1, 1999, he was the secretary of such entity. From June 1998 to the present, Mr. Bronk has been the President of Mezzanine Associates, LLC, a California limited liability company engaged in corporate investor relations services. From September 1995 until August 23, 1996, he was the president, and from August 23, 1996 to December 1, 1996, he was the chief operating officer, of Satellite Control Technologies, Inc. (See "Other Public Shell Activities" below.) From 1972 to the present Mr Bronk has been a practicing attorney, licensed to practice law in the State of California and in Washington, D.C. Mr. Bronk received his bachelor of arts degree in 1967 from Penn State University, and he received his law degree in 1972 from America University, Washington College of Law. Mr. Bronk is a director of Whitelight Technologies, Inc. and Mezzanine Investment Corporation, each of which is a reporting company under the Exchange Act.

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

4. PayStar Corporation ("PayStar"). In 1998, Mezzanine Capital Ltd., of which Mr. Bronk is the president, performed certain investment banking services for PayStar in regard to its merger with Sun Source, Inc. Subsequently, Mezzanine Associates LLC., of which Mr. Bronk is president and Lynn Carlson is the administrative assistant and an account executive, performed certain corporate and investor relations services for PayStar.

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

                  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                     BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of March 20, 2002, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                                Amount and Nature
Name and Address                of Beneficial
of Beneficial Owner             Ownership (1)       Percent of Class

Eric Chess Bronk                190,000             19%
3857 Birch St., #606
Newport Beach, CA 92660

Lynn Carlson                    10,000              1%
1516 Brookhollow Dr.
Suite D
Santa Ana, CA 92705

Executive Officers and          200,000             20%
Directors as a Group
(2 Persons)

Baldwin Investments Ltd.        100,000             10%
99-101 Regent St. 1st Floor
London W1R 7HB UK

Jason Daggett                   200,000             20%
23679 Calabasas Rd.
Suite 554
Calabasas, CA 91302

Fleming Securities Corp. Ltd.   80,000              8%
Suite 1605, Kinwick Centre
32 Hollywood Rd.
Central Hong Kong

Carl Suter                      75,000              7.5%
4070 Cassia Lane
Yorba Linda, CA 92886

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

     On March 27, 2000, Mezzanine Capital Ltd., a corporation of which Mr. Bronk is the president and chairman, loaned $9,000 to the Company. On March 27, 2002, the terms of the note were renegotiated and a new promissory note was issued. The current promissory note bears 10% interest per annum and is due upon demand.

     On May 2, 2001, Mezzanine Investment Corporation, a corporation of which Mr. Bronk is the sole officer and director, loaned $3,500 to the Company. The promissory note bears 12% interest per annum and is due and payable upon demand.

     On August 1, 2001, Procyon Corporation, a corporation of which Mr. Bronk is a shareholder, loaned $5,000 to the Company. The promissory note bears 12% interest per annum and is due and payable upon demand.

     On November 2, 2001, the Company loaned $750 to Whitelight
Technologies, Inc., a corporation of which Mr. Bronk is the president and sole director. The promissory note bears 10% interest and is due and payable upon demand.

     On November 15, 2001, the Company loaned $500 to Cygni Investments, Inc., a corporation of which Mr. Bronk is a shareholder. The promissory note bears 10% interest and is due and payable upon demand.

     Mr. Bronk is also the president and sole director of Whitelight Technologies, Inc. and Mezzanine Investment Corporation, inactive entities also seeking potential business opportunities. The selection of a business opportunity for each of these entities, including the Company, may create a conflict of interest in determining which of these entities to present the opportunity.

             ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1)    Financial Statements.  The following financial statements
are included in this report:
                                                                            Page
     Report of Auditor                                                       F-1
     Balance Sheet as of December 31, 2001                                   F-2
     Statement of Operations for the years ended December 31, 2001 and 2000, and for the Period March 1, 2000 (inception) to December 31, 2001 F-3 Statement of Stockholders' Equity for the Period March 1, 2000
       (inception) to December 31, 2001                                      F-4
     Statement of Cash Flows for the years ended December 31, 2001 and 2000,
       and for the period March 1, 2000 (inception) to December 31, 2001     F-5
     Notes to Financial Statements                                           F-6

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     Exhibit No.    Description of Exhibit                       Page
     3.1       Articles of Incorporation filed March 1, 2000     *
     3.2       Current Bylaws                                    *
     3.3       Articles of Amendment filed July 10, 2000         Attached
     4.1       Form of Common Stock Certificate                  *

     10.1      Promissory Note dated March 27, 2002              Attached
     10.2      Promissory Note dated May 2, 2001                 Attached
     10.3      Promissory Note dated August 1, 2001              Attached

          *Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on July 21, 2000, File No.0-30874.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2001.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Saiph Corporation


Date: March 28, 2002            By: /s/ Eric Chess Bronk
                                    Eric Chess Bronk, President, Chief
                                    Financial & Principal Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacitates and on the dates indicated.

Date: March 28, 2002            /s/ Eric Chess Bronk
                                Eric Chess Bronk, Sole Director

                   Bierwolf, Nilson & Associates
                     Certified Public Accountants
                       1453 South Major Street
                     Salt Lake City, Utah   84115
            Telephone (801) 363-1175   Fax (801) 363-0615


                     INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
Saiph Corporation

We have audited the accompanying balance sheets of Saiph Corporation (a Nevada Corporation) (a development stage company) as of December 31, 2001 and 2000, and the related statements of income, retained earnings, and cash flows for the period then ended, and the period March 1, 2000 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saiph
Corporation at December 31, 2001 and 2000, and the results of its operations and cash flows for the periods then ended and the period March 1, 2000 to December 31, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Saiph Corporation will continue as a going concern. As discussed in
Note 6 to the financial statements, Saiph Corporation has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bierwolf, Nilson & Associates

Bierwolf, Nilson & Associates
March 13, 2002

                            Saiph Corporation
                      (a development stage company)
                              Balance Sheet
                                                             December 31,
                                                                 2001
                                                             ------------
                                 Assets
Current assets
   Cash (note 2)                                             $     1,372
   Interest receivable                                                19
   Notes receivable - related party (note 3)                       1,250
                                                              ----------
     Total current assets                                    $     2,641
                                                              ==========

             Liabilities and Stockholders' Equity (Deficit)

Current liabilities
   Accounts payable                                          $       250
   Interest payable                                                2,068
   Notes payable - related party (note 4)                         17,500
                                                              ----------
     Total current liabilities                                    19,818

Stockholders' equity
   Common stock, 100,000,000 authorized
     shares of $.001 par value, 1,000,000 shares
     issued and outstanding                                        1,000
   Additional paid in capital                                      9,000
   Accumulated deficit during the development stage              (27,177)
                                                              ----------
     Total stockholders' equity (deficit)                        (17,177)
                                                              ----------
     Total liabilities and stockholders' equity              $     2,641
                                                              ==========

The accompanying notes are an integral part of these financial statements

                                   Saiph Corporation
                             (A development stage company)
                                Statement of Operations
                                                                         For the Period
                                                                         from March 1,
                                        For the Year     For the Year         2000
                                           Ended            Ended        (Inception) to
                                        December 31,     December 31,     December 31,
                                            2001             2000             2001
                                        ------------     ------------    --------------
Revenues:                               $      -         $      -         $      -
                                         ----------       ----------       ----------
Expenses:
   General & administrative                   7,406           17,722           25,128
   Interest                                   1,393              675            2,068
                                         ----------       ----------       ----------
     Total expenses                           8,799           18,397           27,196
                                         ----------       ----------       ----------
Loss from operations                         (8,799)         (18,397)         (27,196)
                                         ----------       ----------       ----------
Other income & expenses:
   Interest income                               19             -                  19

Loss before income tax                       (8,780)         (18,397)         (27,177)

Taxes                                          -                -                -

     Net (loss)                         $    (8,780)     $   (18,397)     $   (27,177)
                                         ==========       ==========       ==========

Net loss per share                      $      (.01)     $      (.02)
                                         ==========       ==========

Weighted average shares outstanding       1,000,000          794,935
                                         ==========       ==========


       The accompanying notes are an integral part of these financial statements
                                          F-3

                                    Saiph Corporation
                              (A development stage company)
                            Statement of Stockholders' Equity
              For the Period March 1, 2000 (inception) to December 31, 2001

                                                                               Accumulated
                                                                                 Deficit
                                                                Additional     During the
                                        Common Stock             Paid-in       Development
                                    Shares         Amount        Capital          Stage
                                  ----------     ----------     ----------     -----------
Balance at March 1, 2000                -       $      -       $      -       $      -

Shares issued for cash
  at $.001 per share                 750,000            750          6,750           -

Shares issued for services
  at $.001 per share                 250,000            250          2,250           -

Net loss for the period ended
  December 31, 2000                     -              -              -           (18,397)
                                  ----------     ----------     ----------     ----------
Balance at December 31, 2000       1,000,000          1,000          9,000        (18,397)

Net loss for the year ended
  December 31, 2001                     -              -              -            (8,780)
                                  ----------     ----------     ----------     ----------
Balance at December 31, 2001       1,000,000    $     1,000    $     9,000    $   (27,177)
                                  ==========     ==========     ==========     ==========


         The accompanying notes are an integral part of these financial statements
                                            F-4

                                         Saiph Corporation
                                   (A development stage company)
                                      Statement of Cash Flows
                                                                                     For the Period
                                                                                     from March 1,
                                                    For the Year     For the Year         2000
                                                       Ended            Ended        (Inception) to
                                                    December 31,     December 31,     December 31,
                                                        2001             2000             2001
                                                    ------------     ------------     ------------
Cash flows from operating activities
Net loss                                            $    (8,780)     $   (18,397)     $   (27,177)
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   (Increase) decrease in interest receivable               (19)            -                 (19)
   Stock issued for services                               -               2,500            2,500
   Increase (decrease) in interest payable                1,393              675            2,068
   Increase (decrease) in accounts payable                  250             -                 250
                                                     ----------       ----------       ----------
     Net cash provided by operating activities           (7,156)         (15,222)         (22,378)

Cash flows from investing activities
   Proceeds from related party note                      (1,250)            -              (1,250)
                                                     ----------       ----------       ----------
     Net cash provided by investing activities           (1,250)            -              (1,250)

Cash flows from financing activities

   Proceeds from issuance of notes                        8,500            9,000           17,500
   Proceeds from stock sales                               -               7,500            7,500
                                                     ----------       ----------       ----------
     Net cash provided by financing activities            8,500           16,500           25,000

Change in cash                                               94            1,278            1,372

Cash, beginning of period                                 1,278             -                -
                                                     ----------       ----------       ----------
Cash, end of period                                 $     1,372      $     1,278      $     1,372

Supplemental cash flow information
   Cash paid for:
     Interest                                       $      -         $      -         $      -
     Taxes                                          $      -         $      -         $      -


             The accompanying notes are an integral part of these financial statements
                                                F-5

                         Saiph Corporation
                   (A Development Stage Company)
                 Notes to the Financial Statements
                         December 31, 2001

NOTE 1 - CORPORATE HISTORY

Saiph Corporation (the "Company") was incorporated in Nevada on March 1, 2000, as Saiph Corporation for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.

The Company has yet to fully develop any material income from its stated primary objective and it is classified as a development stage company. All income, expenses, cash flows and stock transactions are reported since the beginning of development stage.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. All cash is currently held in trust by the Company's attorney.

Earnings (Loss) Per Share - The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

NOTE 3 - INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended December 31, 2000 and has applied the provisions of the statement to the current year which resulted in no significant adjustment.

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 2001 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

                         Saiph Corporation
                   (A Development Stage Company)
                 Notes to the Financial Statements
                         December 31, 2001

NOTE 3 - INCOME TAXES - continued

The Company has cumulative net operating loss carryforwards over $27,000 at December 31, 2001. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2001 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2020.

NOTE 4 - NOTE RECEIVABLE - RELATED PARTY

During the year, the Company loaned $750 to a corporation whose president is an officer, sole director and a shareholder of the Company. The Company also loaned $500 to a corporation whose president is a shareholder of the Company. The receivables are unsecured and bear interest at the rate of 10% per annum. The note receivables are due on demand. At year end, the total accrued interest receivable amounted to $12 and $7 respectively.

NOTE 5 - NOTE PAYABLE- RELATED PARTY

The Company issued a promissory note in the amount of $9,000 to Mezzanine Capital Ltd. on March 27, 2000. The president of Mezzanine Capital Ltd. is an officer, the sole director and a shareholder of the Company. The unsecured note carries an interest rate of 10% per annum to begin accruing on the date of the note. The principal and interest of the note shall be due and payable on demand. As of December 31, 2001 the accrued interest balance wa $1,577.

During the year, the board of directors approved issuance of two
promissory notes in the amount of $3,500 and $5,000.   The promissory
note for $3,500 was to a corporation whose president is an officer, sole director and a shareholder of the Company. The promissory note for $5,000 was to a corporation whose president is a shareholder of the Company. The unsecured notes bear interest at the rate of 12% and are due on demand. At December 31, 2001 accrued interest on the notes totaled $281 and $210, respectively.

NOTE 6 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.