Form 10QSB
period 2002-03-31
SAIPH CORP
filed 2002-05-16
CIK 1118961

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2002

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 14, 2002, there were 1,000,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of its operations and changes in its financial position from March 1, 2000, through March 31, 2002, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

Page 3
                            Saiph Corporation
                      (A Development Stage Company)
                              Balance Sheet

                                                     March 31,      December 31,
                                                       2002            2001
                                                    -----------     -----------
                                                    (Unaudited)
                                  Assets
Current Assets

   Cash                                             $       857     $     1,372
   Interest Receivable                                       50              19
   Note Receivable - Related Party                        1,250           1,250
                                                     ----------      ----------
     Total Assets                                   $     2,157     $     2,641
                                                     ==========      ==========


                  Liabilities and Stockholders' Equity

Current Liabilities

   Accounts Payable                                 $     2,347     $       250
   Interest Payable                                       2,506           2,068
   Note Payable - Related Party                          17,500          17,500
                                                     ----------      ----------
     Total Current Liabilities                           22,353          19,818

Stockholders' Equity

   Common Stock, 100,000,000 Shares
    Authorized at $.001 Par Value;
    1,000,000 Shares Issued and Outstanding               1,000           1,000
   Additional Paid In Capital                             9,000           9,000
   Deficit Accumulated in the Development Stage         (30,196)        (27,177)
                                                     ----------      ----------
     Total Stockholders' Equity                         (20,196)        (17,177)
                                                     ----------      ----------
     Total Liabilities and Stockholders' Equity     $     2,157     $     2,641
                                                     ==========      ==========

                See accompanying notes to financial statements.

Page 4
                                 Saiph Corporation
                           (A Development Stage Company)
                              Statement of Operations
                                    (Unaudited)

                                                                     For the Period
                                                                     March 1, 2000
                                      For the Three Months Ended      (Inception)
                                       March 31,       March 31,      to March 31,
                                         2002            2001            2002
                                      -----------     -----------     -----------
Revenue                               $       -       $       -       $       -
                                       ----------      ----------      ----------
Expenses

   General and Administrative               2,612           2,290          27,740
                                       ----------      ----------      ----------
     Total Expenses                         2,612           2,290          27,740
                                       ----------      ----------      ----------
     Net Income (Loss)
     from Operations                       (2,612)         (2,290)        (27,740)

Other Income (Expenses)

   Interest Expense                          (438)           (225)         (2,506)
   Interest Income                             31             -                50
                                       ----------      ----------      ----------
     Total Other Income (Expenses)           (407)           (225)         (2,456)

     Taxes                                    -               -               -
                                       ----------      ----------      ----------
     Net (Loss)                       $    (3,019)    $    (2,515)    $   (30,196)
                                       ==========      ==========      ==========

     Loss Per Common Share            $       -       $       -

     Weighted Average
     Outstanding Shares                 1,000,000       1,000,000

                  See accompanying notes to financial statements.

Page 5
                                  Saiph Corporation
                            (A Development Stage Company)
                               Statement of Cash Flows
                                     (Unaudited)

                                                                       For the Period
                                                                       March 1, 2000
                                          For the Three Months Ended    (Inception)
                                           March 31,      March 31,     to March 31,
                                             2002           2001           2002
                                          -----------    -----------    -----------
Cash Flows from Operating Activities

   Net Income (Loss)                      $   (3,019)    $   (2,515)    $  (30,196)
   (Increase) Decrease in:
     Interest Receivable                         (31)           -              (50)
   Increase (Decrease) in:
     Accounts Payable/Interest Payable         2,535          1,825          4,853
     Expenses Paid by Stock Issuance             -              -            2,500
                                           ---------      ---------      ---------
       Net Cash Provided (Used) by
       Operating Activities                     (515)          (690)       (22,893)

Cash Flows From Investing Activities

   Proceeds from Related Party Note              -              -           (1,250)
                                           ---------      ---------      ---------
       Net Cash Provided (Used) by
       Investing Activities                      -              -           (1,250)

Cash Flows from Financing Activities

   Issuance of Common Stock for Cash             -              -           17,500
   Issuance of Note Payable for Cash             -              -            7,500
                                           ---------      ---------      ---------
       Net Cash Provided (Used) by
       Financing Activities                      -              -           25,000
                                           ---------      ---------      ---------
       Increase (Decrease) in Cash              (515)          (690)           857

       Cash, Beginning of Period               1,372          1,278            -
                                           ---------      ---------      ---------
       Cash, End of Period                $      857     $      588     $      857
                                           =========      =========      =========

Supplemental Cash Flow Information
   Interest                               $      -       $      -       $      -
   Income Taxes                                  -              -              -

                  See accompanying notes to financial statements.

Page 6
                            Saiph Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2002

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

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at March 31, 2002 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

Page 7
                             Saiph Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2002

NOTE 3 - INCOME TAXES continued

     The Company has cumulative net operating loss carryforwards over $27,000 at March 31, 2002. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2002 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE RECEIVABLE - RELATED PARTY

     During the year, the Company loaned $750 and $500 to separate corporations whose president is a shareholder of the Company. The receivables are unsecured and are bearing interest at the rate of 10% per annum. The note receivables are due on demand. At year end, the total accrued interest receivable amounts total $12 and $7 respectively.

NOTE 5 - NOTE PAYABLE- RELATED PARTY

     The Company issued a promissory note in the amount of $9,000 to Mezzanine Capital Ltd. on March 27, 2000. The unsecured note carries an interest rate of 10% per annum to begin accruing on the date of the note. As of March 31, 2002 the accrued interest balance is $1,800.

     During the year, the board of directors approved to issue two promissory notes in the amount of $3,500 and $5,000. The unsecured notes bear interest at the rate of 12% and 10% respectively and are due on demand. At March 31, 2002 accrued interest on the notes totaled $369 and $335 respectively.

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

                                  PART II

                       ITEM 6.  REPORTS ON FORM 8-K

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the first quarter of the fiscal year ending December 31, 2002.

Page 9
                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Saiph Corporation

Date: May 16, 2002                 By: /s/ Eric Chess Bronk
                                   Eric Chess Bronk, President and Principal
                                   Financial and Accounting Officer