Form 10QSB
period 2002-06-30
SAIPH CORP
filed 2002-08-13
CIK 1118961

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

          Commission File Number: 000-30874

                             SAIPH CORPORATION
            (Exact name of Registrant as specified in charter)

NEVADA                                  33-0916900
State or other jurisdiction of          I.R.S. Employer I.D. No.
incorporation or organization

170 NEWPORT CENTER DRIVE, SUITE 220, NEWPORT BEACH, CA	  92660
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:  (949) 644-0095

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days.
(1) Yes [X] No [ ]   (2) Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 8, 2002, there were 1,000,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of its operations and changes in its financial position from March 1, 2000, through June 30, 2002, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

                              Saiph Corporation
                        (A Development Stage Company)
                                Balance Sheet

                                                     June 30,     December 31,
                                                       2002           2001
                                                   ------------   ------------
                                                   (Unaudited)
                                    Assets
Current Assets

  Cash                                             $       -      $     1,372
  Interest Receivable                                       81             19
  Note Receivable - Related Party                        1,250          1,250
                                                    ----------     ----------
     Total Assets                                  $     1,331    $     2,641
                                                    ==========     ==========

                     Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                                 $     4,210    $       250
  Interest Payable                                       2,961          2,068
  Note Payable - Related Party                          17,500         17,500
                                                    ----------     ----------
     Total Current Liabilities                          24,671         19,818

Stockholders' Equity

  Common Stock, 100,000,000 Shares
    Authorized at $.001 Par Value;
    1,000,000 Shares Issued and Outstanding              1,000          1,000
  Additional Paid In Capital                             9,000          9,000
  Deficit Accumulated in the Development Stage         (33,340)       (27,177)
                                                    ----------     ----------
     Total Stockholders' Equity                         23,340        (17,177)
                                                    ----------     ----------
     Total Liabilities and Stockholders' Equity    $     1,331    $     2,641
                                                    ==========     ==========

              See accompanying notes to financial statements.

                                         Saiph Corporation
                                   (A Development Stage Company)
                                      Statement of Operations
                                            (Unaudited)

                                                                                     For the Period
                                                                                        March 1,
                                                                                        2000 to
                             For the Three Months Ended   For the Six Months Ended    (Inception)
                                 June         June           June         June           June
                               30, 2002     30, 2001       30, 2002     30, 2001       30, 2002
                              -----------  -----------    -----------  -----------    -----------
Revenue                       $       -    $       -      $       -    $       -      $       -
                               ----------   ----------     ----------   ----------     ----------
Expenses

  General & Administrative          2,720        3,266          5,332        5,556         30,460
                               ----------   ----------     ----------   ----------     ----------
     Total Expenses                 2,720        3,266          5,332        5,556         30,460
                               ----------   ----------     ----------   ----------     ----------
     Income (Loss)
     from Operations               (2,720)      (3,266)        (5,332)      (5,556)       (30,460)

Other Income (Expenses)

  Interest Income                      31          -               62          -               81
  Interest Expense                   (455)        (293)          (893)        (518)        (2,961)
                               ----------   ----------     ----------   ----------     ----------
     Total Other Income
     (Expenses)                      (424)        (293)          (831)        (518)        (2,880)
                               ----------   ----------     ----------   ----------     ----------
     Income (Loss) Before
     Taxes                         (3,144)      (3,559)         6,163)      (6,074)       (33,340)

     Taxes                            -            -              -            -              -
                               ----------   ----------     ----------   ----------     ----------
     Net Income (Loss)        $    (3,144) $    (3,559)   $    (6,163) $    (6,074)   $   (33,340)
                               ==========   ==========     ==========   ==========     ==========

     Loss Per
     Common Share             $       -    $       -      $       -    $       -

     Weighted Average
     Outstanding Shares         1,000,000    1,000,000      1,000,000    1,000,000

                        See accompanying notes to financial statements.

                                  Saiph Corporation
                            (A Development Stage Company)
                               Statement of Cash Flows
                                     (Unaudited)

                                                                        For the Period
                                                                        March 1, 2000
                                            For the Six Months Ended     (Inception)
                                            June 30,       June 30,      to June 30,
                                              2002           2001           2002
                                          ------------   ------------   ------------
Cash Flows from Operating Activities

  Net Income (Loss)                       $    (6,163)   $    (6,074)   $   (33,340)
  Adjustments to Reconcile Net Loss to
  Net Cash;
   (Increase) Decrease in:
     Interest Receivable                          (62)           -              (81)
   Increase (Decrease) in:
     Accounts Payable/Interest Payable          4,853          1,483          7,171
     Expenses Paid by Stock Issuance              -              -            2,500
                                           ----------     ----------     ----------
     Net Cash Provided (Used) by
     Operating Activities                      (1,372)        (4,591)       (23,750)

Cash Flows From Investing Activities

     Proceeds from Related Party Note             -              -           (1,250)
                                           ----------     ----------     ----------
     Net Cash Provided (Used) by
     Investing Activities                         -              -           (1,250)

Cash Flows from Financing Activities

  Issuance of Common Stock for Cash               -            3,500         17,500
  Issuance of Note Payable for Cash               -              -            7,500
                                           ----------     ----------     ----------
     Net Cash Provided (Used) by
     Financing Activities                         -            3,500         25,000
                                           ----------     ----------     ----------
     Increase (Decrease) in Cash               (1,372)       (1,091)            -

     Cash, Beginning of Period                  1,372          1,278            -
                                           ----------     ----------     ----------
     Cash, End of Period                  $       -      $       187    $       -
                                           ==========     ==========     ==========

Supplemental Cash Flow Information

  Interest                                $       -      $       -      $       -
  Income Taxes                                    -              -              -

                 See accompanying notes to financial statements.

                             Saiph Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2002

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

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June 30, 2002 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

                             Saiph Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2002

NOTE 3 - INCOME TAXES - continued

     The Company has cumulative net operating loss carryforwards over $33,000 at June 30, 2002. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at June 30, 2002 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE RECEIVABLE - RELATED PARTY

     During the year, the Company loaned $750 and $500 to separate corporations whose president is a shareholder of the Company. The receivables are unsecured and are bearing interest at the rate of 10% per annum. The note receivables are due on demand. At June 30, 2002, the total accrued interest receivable amounts total $50 and $31 respectively.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

     The Company issued a promissory note in the amount of $9,000 to Mezzanine Capital Ltd. on March 27, 2000. The unsecured note carries an interest rate of 10% per annum to begin accruing on the date of the note. As of June 30, 2002 the accrued interest balance is $2,025.

     During the year, the board of directors approved to issue two promissory notes in the amount of $3,500 and $5,000. The unsecured notes bear interest at the rate of 12% and are due on demand.
     At June 30, 2002 accrued interest on the notes totaled $475 and $461 respectively.

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

                                  PART II

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          99.1 Written Statement of the Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the second quarter of the fiscal year ending December 31, 2002.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Saiph Corporation

Date: August 13, 2002              By: /s/ Eric Chess Bronk
                                   Eric Chess Bronk, President and
                                   Principal Financial and Accounting
                                   Officer