Form 10QSB
period 2002-09-30
SAIPH CORP
filed 2002-11-15
CIK 1118961

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2002

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 12, 2002, there were 1,000,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of its operations and changes in its financial position from March 1, 2000, through September 30, 2002, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

                            Saiph Corporation
                      (A Development Stage Company)
                              Balance Sheet

                                                   September 30,    December 31,
                                                       2002            2001
                                                    (Unaudited)
                                                    -----------     -----------
                                  Assets
Current Assets

   Cash                                             $      -        $    1,372
   Interest Receivable                                     112              19
   Note Receivable - Related Party                       1,250           1,250
                                                     ---------       ---------
     Total Assets                                   $    1,362      $    2,641
                                                     =========       =========

                  Liabilities and Stockholders' Equity

Current Liabilities

   Accounts Payable                                 $    4,210      $      250
   Interest Payable                                      3,416           2,068
   Note Payable - Related Party                         17,500          17,500
                                                     ---------       ---------
     Total Current Liabilities                          25,126          19,818

Stockholders' Equity

   Common Stock, 100,000,000 Shares
    Authorized at $.001 Par Value;
    1,000,000 Shares Issued and Outstanding              1,000           1,000
   Additional Paid In Capital                            9,000           9,000
   Deficit Accumulated in the Development Stage        (33,764)        (27,177)
                                                     ---------       ---------
     Total Stockholders' Equity                        (23,764)        (17,177)
                                                     ---------       ---------
     Total Liabilities and Stockholders' Equity     $    1,362      $    2,641
                                                     =========       =========

                See accompanying notes to financial statements.

                             Saiph Corporation
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                                       For the Period
                                                                                           March 1,
                                                                                           2000 to
                             For the Three Months Ended    For the Nine Months Ended     (Inception)
                              September     September       September     September       September
                              30, 2002      30, 2001        30, 2002      30, 2001        30, 2002
                             -----------   -----------     -----------   -----------     -----------
Revenue                      $      -      $      -        $      -      $      -        $      -
                              ---------     ---------       ---------     ---------       ---------
Expenses

   General & Administrative         -             950           5,332         6,506          30,460
                              ---------     ---------       ---------     ---------       ---------
     Total Expenses                 -             950           5,332         6,506          30,460
                              ---------     ---------       ---------     ---------       ---------
     Income (Loss)
     from Operations                -            (950)         (5,332)       (6,506)        (30,460)

Other Income (Expenses)

   Interest Income                   31           -                93           -               112
   Interest Expense                (455)         (431)         (1,348)         (949)         (3,416)
                              ---------     ---------       ---------     ---------       ---------
     Total Other Income
     (Expenses)                    (424)         (431)         (1,255)         (949)         (3,304)
                              ---------     ---------       ---------     ---------       ---------
     Income (Loss) Before
     Taxes                         (424)       (1,381)         (6,587)       (7,455)        (33,764)

     Taxes                          -             -               -             -               -
                              ---------     ---------       ---------     ---------       ---------
     Net Income (Loss)       $     (424)   $   (1,381)     $   (6,587)   $   (7,455)     $  (33,764)
                              =========     =========       =========     =========       =========

     Loss Per
     Common Share            $      -      $      -        $     (.01)   $     (.01)

     Weighted Average
     Outstanding Shares       1,000,000     1,000,000       1,000,000     1,000,000

                See accompanying notes to financial statements.

                            Saiph Corporation
                      (A Development Stage Company)
                         Statement of Cash Flows
                               (Unaudited)

                                                                         For the Period
                                                                          March 1, 2000
                                            For the Nine Months Ended     (Inception)
                                          September 30,   September 30,   to Sept. 30,
                                              2002            2001            2002
                                          ------------    ------------    ------------
Cash Flows from Operating Activities
  Net Income (Loss)                       $   (6,587)     $   (7,455)     $  (33,764)
  Adjustments to Reconcile Net Loss to
  Net Cash;
    (Increase) Decrease in:
      Interest Receivable                        (93)            -              (112)
    Increase (Decrease) in:
      Accounts Payable/Interest Payable        5,308             949           7,626
      Expenses Paid by Stock Issuance            -               -             2,500
                                           ---------       ---------       ---------
        Net Cash Provided (Used) by
        Operating Activities                  (1,372)         (6,506)        (23,750)

Cash Flows From Investing Activities

  Proceeds from Related Party Note               -               -            (1,250)
                                           ---------       ---------       ---------
        Net Cash Provided (Used) by
        Investing Activities                     -               -            (1,250)

Cash Flows from Financing Activities

  Issuance of Common Stock for Cash              -             3,500          17,500
  Issuance of Note Payable for Cash              -             5,000           7,500
                                           ---------       ---------       ---------
        Net Cash Provided (Used) by
        Financing Activities                     -             8,500          25,000

        Increase (Decrease) in Cash           (1,372)          1,994             -

        Cash, Beginning of Period              1,372           1,278             -
                                           ---------       ---------       ---------
        Cash, End of Period               $      -        $    3,272      $      -
                                           =========       =========       =========

Supplemental Cash Flow Information

  Interest                                $      -        $      -        $      -
  Income Taxes                                   -               -               -

                See accompanying notes to financial statements.

                             Saiph Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             September 30, 2002

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

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at September 30, 2002 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

                             Saiph Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             September 30, 2002

NOTE 3 - INCOME TAXES -continued-

     The Company has cumulative net operating loss carryforwards over $33,000 at September 30, 2002. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2002 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE RECEIVABLE - RELATED PARTY

     During the fourth quarter of 2001, the Company loaned $750 and $500 to separate corporations whose presidents are shareholders of the Company.
     The receivables are unsecured and are bearing interest at the rate of 10% per annum. The note receivables are due on demand. At September 30, 2002, the total accrued interest receivable amounts total $68 and $44 respectively.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

     The Company issued a promissory note in the amount of $9,000 to Mezzanine Capital Ltd., whose president is a shareholder of the Company, on March 27, 2000. The unsecured note carries an interest rate of 10% per annum that began accruing on the date of the note. As of September 30, 2002 the accrued interest balance is $2,250.

     During the second and third quarters, the board of directors approved the issuance of two promissory notes in the amounts of $3,500 and $5,000, resepectively, to seperate corporations whose presidents are shareholders of the Company. The unsecured notes bear interest at the rate of 10% and are due on demand. At September 30, 2002 accrued interest on the notes totaled $580 and $586 respectively.

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

     The original shareholders contributed a total of $7,500 in cash and $2,500 in services as capital contributions for stock of the Company. Mezzanine Capital Ltd., an entity of which Eric C. Bronk, a director of the Company, is an executive officer and director, loaned $9,000 to the Company at its inception for operating expenses.

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

                     ITEM 3.  CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's

President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

                                  PART II

                        ITEM 5.  OTHER INFORMATION

     On August 1, 2002, the number of directors was increased to two persons and the board of directors appointed Suki Mudan as an additional director of the Company. On the same date Eric Bronk resigned as president of the Company and the board of directors appointed Mr. Mudan to serve as president. Set forth below is certain biographical information regarding Mr. Mudan:

     Suki Mudan has been a partner in IP Capital Partners, a venture fund, since January 2000. Since 1994 he has been the president and owner of Mudan Asset Company, a management consulting firm. From February 1997 until January 2000, Mr. Mudan was a principal in Nextera Interactive, a management consulting company. Mr. Mudan received his bachelor of science degree in chemical engineering from Imperial College, London University, in 1971, and his graduate degree in management studies from Oxford University in 1976.

     Mr. Mudan has no employment agreement, or compensation arrangements, with the Company. It is anticipated that shares of the Company's common stock will be issued as compensation, or otherwise, to Mr. Mudan, but no agreement or arrangement for the issuance of any shares has been determined.

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          99.1 Written Statement of the Chief Executive Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

          99.2 Written Statement of the Chief Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the third quarter of the fiscal year ending December 31, 2002.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Saiph Corporation

Date:  November 14, 2002           By /s/ Suki Mudan
                                      Suki Mudan, Chief Executive Officer


Date:  November 14, 2002           By /s/ Eric C.  Bronk
                                      Eric C. Bronk, Chief FinancialOfficer
                                      and Principal Accounting Officer

                              CERTIFICATIONS

I, Suki Mudan, certify that:

     1.    I have reviewed this quarterly report on Form 10-QSB of Saiph
Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure the material information relating to the registrant is made known to us, particularly during the period in which this quarterly report was being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of September 30, 2002 (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the boards of directors:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   /s/ Suki Mudan
                                   Suki Mudan, Chief Executive Officer

I, Eric C. Bronk, certify that:

     1.   I have reviewed this quarterly report on Form 10-QSB of Saiph
Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure the material information relating to the registrant is made known to us, particularly during the period in which this quarterly report was being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of September 30, 2002 (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the boards of directors:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   /s/ Eric C.  Bronk
                                   Eric C. Bronk, Chief Financial Officer