Form 10KSB
period 2002-12-31
SAIPHT CORP
filed 2003-03-31
CIK 1118961

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to __________

                      Commission File Number: 0-30874

                             SAIPHT CORPORATION
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

                             SAIPH CORPORATION
              (Former Name, if Changed Since the Last Report)

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 21, 2003, there were 1,490,000 shares of the Registrant's Common stock outstanding.

Documents Incorporated by Reference: None

                                   PART I

                      ITEM 1.  DESCRIPTION OF BUSINESS

History and Organization

     SaiphT Corporation (the "Company") was incorporated under the laws of the State of Nevada on March 1, 2000, as Saiph Corporation. The Company changed its name to SaiphT Corporation on March 5, 2003.

     Prior to December 2002, the Company had no operating history. In December 2002 the Company acquired all of the assets of E.com Advantage, Inc. for shares in the Company and retained its owner, Mr. Steve Claflin, for shares in the Company, as the Vice-President Strategic Technology for the Company. The assets of E.com Advantage primarily consist of a number of proprietary software programs which the Company intends to market and/or license to third parties.

     In addition, the Company has commenced operations managing and outsourcing software development projects. The Company intends to aggressively continue to pursue software development outsourcing opportunities.

Business

     The Company delivers high-quality, cost-effective, solutions to software development and maintenance. These information technology ("IT") services are delivered through the use of seamless on-site and offshore consulting project teams. The Company's solutions include application development and integration, application management, and re-engineering services.

     The Company recently began its software development and related services business. The Company provides professional IT services to its customers through an integrated business model that combines a technical and account management team located on-site at the customer location and six software development companies located in India. The partner companies' core competencies include web-centric applications, data warehousing, embedded software, component-based development, and legacy and client-server systems and IT audits. The Company also has access to Indian based resources to outsource complimentary services such as call centers and business processes.

     The Company markets and sells its technology consulting services directly through its senior management. The Company operates out of its Newport Beach, California, headquarters and a number of virtual offices in California, Texas, and Colorado.

Industry Background

     Many companies today face increasing customer demands to improve service levels, lower costs, and shorten time to market. In this competitive environment, improving IT systems and leveraging the Internet are critical to achieving these objectives. At the same time, the pace of technology evolution has accelerated. In order to remain competitive, companies are increasingly required to adopt emerging technologies.

     These emerging technologies offer the promise of faster, more responsive, lower cost business operations. However, their development, integration and on-going management present major challenges and require a large number of highly skilled individuals trained in many diverse technologies. In addition, companies also require additional technical resources to maintain, enhance and re-engineer their core legacy systems for e-business and to address application management projects.

     Many companies have made the strategic decision to focus on their core competencies and reduce their cost structures rather than invest in the additional large IT staffs that are necessary to evaluate, implement and manage IT initiatives in a rapidly changing environment. Consequently, these companies have turned to IT service providers, both to develop and implement new IT solutions and to maintain core systems.

     As the global demand for IT services has increased, the number of qualified technical professionals has not kept pace with such demand. As a result, some IT service providers have attempted to access the large talent pool in certain developing countries, particularly India. India is widely acknowledged as a leader in offshore software development and has the second largest pool of IT talent behind the U.S. Historically, IT service providers have used the offshore labor pool primarily to supplement the internal staffing needs of customers. However, evolving customer demands have led to the utilization of offshore resources for higher value-added services. Such services include application development, integration, and maintenance. The use of offshore personnel can offer a number of benefits, including faster delivery of new IT solutions, more flexible scheduling, and lower costs. However, utilizing an offshore workforce to provide value-added services presents a number of challenges to IT service providers.

     The offshore implementation of value-added software services requires highly developed project orchestration skills. Such skills are necessary to design, develop and deploy high-quality technology solutions in a timely and cost-effective manner. In addition, IT service providers must have the methodologies, processes and communications capabilities to successfully integrate offshore workforces with on-site personnel. Service providers must also have strong research and development capabilities and technology competency centers. Finally, service providers utilizing offshore workforces must continually recruit and manage their workforces to deliver solutions using emerging technologies. As a result of the increasing demand for global IT services, a significant opportunity exists for IT service providers that can successfully address the challenges in utilizing an offshore talent pool.

     The Company seeks to become a leader in delivering high-quality, cost-effective, solutions to complex IT problems to clients transitioning to e-business through the use of a seamless on-site and offshore project team. These solutions are comprised of application development and integration, application management and re-engineering services.

     The Company provides professional services to its customers through an integrated business model. The Company's business model combines a technical and account management team located on-site at the customer location and various partner companies with software development resources located in India. To support this business model, the Company has established relationships with vendors in India who in aggregate employ approximately 1,000 programmers in India. These vendors have in place well-developed facilities, technology and communications infrastructure. By leveraging the technical resources of software vendors in India, the Company has access to a large pool of skilled, English speaking IT and Internet technology professionals. Such IT and Internet technology professionals service customers on a cost basis significantly lower than in developed countries. The main elements of the Company's solution, which the Company believes differentiates it from other IT service providers, include the following:

1     ESTABLISHED AND FLEXIBLE VENDOR RELATIONSHIPS. To facilitate the
Company's cost-effective, on-time delivery of high-quality projects integrating an on-site and offshore team, the Company utilizes vendors who use ISO 9000 certified or similar process to define and implement projects from the design, development and deployment stages through to ongoing application maintenance. The Company assigns a high level US trained and based project lead and architect to each project. This architect has overall control of the software engineering group. This group performs, on a sample basis, continuous quality audits, deliverables verifications, metrics collection and analysis, which are used to continually improve processes and methodologies.

2     HIGHLY SKILLED RESOURCES. The Company has placed significant emphasis on recruiting and vetting its vendors who must have highly skilled professionals. Such professionals must be versed in the Company's processes and methodologies. The Company has access to project managers and senior technical personnel who have significant work experience in the United States and Europe.

     Most of the Company's Indian vendors have programmers trained in multiple technologies and architectures. As a result, the Company is able to react to customers' needs and quickly re-deploy programmers to new technologies. The ability to work in new technologies will allow the Company to foster long-term relationships by addressing the needs of both its existing and new customers.

3     WELL-DEVELOPED INFRASTRUCTURE. The Company's communications infrastructure is a VOIP based network that will facilitate the seamless integration of its on-site and offshore workforces.

Strategy

    The Company's strategic objective is to consolidate the small mid tier software developer segment in the United States. The Company provides services to its North American and European customers, supported by its offshore Indian partners or vendors. The Company pursues the following strategies to achieve this objective:

1    ACQUIRE LONG-TERM CUSTOMER RELATIONSHIPS AND STRATEGIC ALLIANCES. The
Company seeks to acquire long-term strategic relationships with its customers and business partners. The Company tries to leverage these relationships into additional project opportunities.

2    PURSUE SELECTIVE STRATEGIC ACQUISITIONS. The Company believes that opportunities exist in the fragmented IT services market to expand its business through selective strategic acquisitions and/or joint ventures. The Company believes that acquisition and/or joint venture candidates may enable it to expand its geographic presence, enter new technology areas or expand capacity, with a particular focus on consolidating the mid tier software segment.

Proposed Acquisitions

     In addition to its current operations, the Company intends to actively target additional software-related companies for acquisition. Management anticipates that such acquisitions would be funded primarily using the authorized, but unissued shares of Common Stock of the Company and intends to focus its attention on the mid-tier sector of the software industry.
The anticipated result of such acquisitions will be to provide additional software products or product maintenance, and/or to augment the current staff of the Company. It is anticipated that each acquired business would remain a separate, self-funding unit with minimal overhead. The Company has unrestricted discretion in seeking and participating in a business opportunity.

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources available to it, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity based on management's business judgment.

     The Company has begun negotiations with potential business ventures, but other than the acquisition of the assets of E.com Advantage, Inc., has not entered into any definitive agreement or arrangement. The Company intends to file a registration statement to create a public market for the Common Stock of the Company. Management believes that creating a public market would increase the likelihood that existing business ventures may be willing to negotiate with the Company. The Company also intends to seek quotation of its common stock on the Pink Sheets or the OTC Bulletin Board following such registration statement.

     In connection with the application for quotation of the Company's common stock on the Pink Sheets or the OTC Bulletin Board, management intends to seek a broker-dealer to become the initial market maker for the Company's common stock and to submit the application to the Pink Sheets or the OTC Bulletin Board. There have been no preliminary discussions or understandings between the Company, or anyone acting on its behalf, and any market maker regarding such application or the participation of any such market maker in the future trading market for the Company's common stock. Management intends to contact broker-dealers who make markets in Pink Sheet or Bulletin Board companies until one agrees to make the application. There is no assurance that the Company will be successful in locating such a broker-dealer, or that the application, if submitted, would be approved. The Company does not intend to use outside consultants to obtain market makers. In addition, the Company does not intend to use any of its shareholders to obtain market makers.

     Management intends to consider a number of factors prior to making any final decision as to whether to participate in any additional business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any additional business enterprise may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development stage, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

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

     The Company is unable to predict the time as to when and if it may actually seek and acquire one or more additional business endeavors. The Company anticipates that additional business ventures will be made available to it through personal contacts of directors, executive officers and stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community, attorneys, and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     The Company's directors and executive officer have not used any particular consultants, advisors or finders on a regular basis to locate potential business opportunities.

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

Employees

     At March 21, 2003, the Company had no full-time employees. Management devotes only part-time to the Company.

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

                      ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's administrative offices, consisting of approximately 1,500 square feet of office space, are located at 170 Newport Center Drive, Suite 220, Newport Beach, , which are the offices of Cygni Capital LLC, a corporation affiliated with Eric Chess Bronk, a shareholder of the Company. The office space is furnished at no cost to the Company by Mr. Bronk and Cygni Capital LLC.

                         ITEM 3.  LEGAL PROCEEDINGS

     No legal proceedings are reportable pursuant to this item.

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2002.

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

     At March 21, 2003, the Company had 27 shareholders of record. The Company has appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as its transfer agent.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company is a development stage company. From its inception through December 2002, the Company had no operations. In December 2002 the Company acquired certain assets from E.com Advantage, Inc. for shares in the Company, retained the services of new management, and commenced its business of software development and related IT services. The Company's operations are in the startup phase of development.

     During 2002 the Company generated revenues of $3,800 and incurred general and administrative expenses of $7,927, which represented a 7% increase over the same expenses in 2001. Management has not yet determined the amount of revenues and expenses estimated for 2003, but anticipates that they will increased based upon the commencement of operations during the last month of 2002.

     The original shareholders contributed a total of $7,500 in cash and $2,500 in services as capital contributions for stock of the Company. Mezzanine Fund Management Ltd., an entity of which Eric Chess Bronk, the sole director and an executive officer of the Company, is an executive officer and director, loaned $9,000 to the Company at its inception for operating expenses. During 2002 Cygni Capital LLC (formerly Mezzanine Associates, LLC), a limited liability company of which Mr. Bronk is the managing member, loaned $1,862 on June 14, 2002, and $3,725 on December 31, 2002, to the Company. (See "Item 12. Certain Relationships and Related Transactions.") The Company also loaned a total of $1,250 to two companies associated with Mr. Bronk.

     Management anticipates that any needed operating funds for the legal and accounting expenses incurred by the Company to meeting its reporting requirements will be loaned to the Company on the same or similar terms as those of other loans to the Company. There are no agreements with any of the companies and no assurance that all or a portion of these funds will be loaned to the Company. If the Company is unable to borrow such funds, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available, or that if it is made available, it could be obtained on terms favorable to the Company.

                       ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company required by this item are set forth immediately following the signature page of this annual report.

           ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No information is reportable pursuant to this item.

                                  PART III

   ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE
                     WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of March 21, 2003, the name, age, and position of the executive officers and sole director of the Company and the term of office of such director:

                                                       Director
Name             Age     Position(s)                   Since
Suki Mudan       54      Director and President        2002
Jason Daggett    29      Director and Treasurer        2003
Lynn Carlson     48      Secretary                     --
Steve Claflin    40      Vice-President Strategic      --
                         Technology

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

     Set forth below is certain biographical information regarding the Company's current executive officers and sole director:

     SUKI MUDAN has been the President of the Company since August 2002. Mr. Mudan has also been the COO and Venture Partner of IP Capital Partners in La Jolla, California since 2000. IP Capital Partners is focused on identifying and creating value in early to mid stage technology companies that are poised to become future leaders in their specific market segments. IP Capital leverages its access and special ties to the region's universities and research centers with its deep business community and industry contacts to identify and facilitate the growth of next generation technology companies. Mr. Mudan is a technology and business strategist who was a Principal at Nextera Interactive, a technology and management consulting company that is part of Knowledge Universe founded by Michael Milken and Larry Ellison from 1997 to 2000. In 1986 he founded Comwave Inc., originally a Packet Data radio company and subsequently a fax broadcasting company that was acquired by a publicly traded company in 1992. In his capacity as CEO, he led the company from a small UK based company to becoming a global company with offices in various countries interconnected by a private data network. Previously, from 1981-1986, Mr. Mudan was a principal consultant with Booz Allen and Hamilton. Mr. Mudan graduated in engineering from Imperial College, London University and completed a Masters degree in Management Studies from Balliol College, Oxford University.

     JASON DAGGETT has been the treasurer of the Company since December 2002. He has been the president of BDR Showalter, a financial services company in Las Vegas, Nevada, since 1999. Since 1999 he has also been the President of Monico Capital Partners, LLC, a financial services company located in Los Angeles, California. Monico Capital addresses the financial needs of high net worth individuals and small institutions with a focus in the areas of early stage funding, mergers and acquisitions. Monico Capital is 50% owned by Cygni Capital LLC. From 1996 through 1998, Mr. Daggett served retail and institutional clients at The Boston Group, a Century City investment banking firm and, First Financial Services, a pension and 401K advisory firm. Mr. Daggett received his Bachelor of Science degree in psychology from Mercyhurst College in 1994, and received his Masters Degree in business from Pepperdine University in 1996.

     LYNN CARLSON has been the secretary of the Company since its inception in March 2000. She has worked for Cygni Capital LLC, an investor and corporate relations firm, since November 1998 as an administrative assistant and account executive. From June 1996 to November 1998, Ms. Carlson worked as the assistant to the president for DGWB Advertising.

     STEVE CLAFLIN has been Vice-President, Strategic Technology, of the Company since December 2002. Before coming on board full time with the Company, Steve Claflin was the Director of Business Development and Consulting for Computer Associates International in Islandia, New York, beginning in 1999, where he was responsible for developing new business in the Southwestern United States. At Computer Associates it was his responsibility to determine client needs, design software solutions, propose resources and ensure delivery. Prior to working with Computer Associates, from 1998 to 1999, Mr. Claflin was Director of IT Sales and Consulting for Raymond James Consulting, Inc., in San Antonio, Texas where he developed new business in Texas area. RJC is a leading Microsoft Solution Provider Partner providing IT consulting and professional services to major clients. Mr. Claflin's primary responsibility at RJC was to determine client needs, design IT solutions, propose hard and soft resources and deliver product. From 1996 to 1998, Mr. Claflin was President and CIO of XtraNet Systems, Inc. a publicly traded company, where he conceived, designed and developed extranet business concepts and was responsible for all IT development production and negotiated contracts in three business markets while bringing new products to market. During this period Mr. Claflin was also President and CIO of his own companies, Claflin Communications, Inc., and The Stocktips Company, from 1995 to 1996. At Stocktips, he developed, organized, ventured and managed profitable web-based business which owned the copyright and patent pending for a unique real-time PUSH technology. With venture capital funding partners, he grew this at home business into an international corporation with 14 employees and exclusive contracts with major brokerages and international telephony corporations. Prior to beginning Claflin Communications, Mr. Claflin was a Senior IT Consultant with Southwestern Bell from 1993 to 1995, an area Sales Manager for Motorola/Nortel in 1992 and 1993, a Senior Account Manager for Ericsson Radio Systems from 1990 to 1992, and a Senior Software Developer for Southwestern Bell Telephone from 1986 through 1990. At Southwestern Bell he was responsible for software development in support of Quality Control where he utilized resources in micro, mini, and mainframe environments providing billing efficiency and quality control in a five-state area. He was the recipient of numerous awards for his work there. Mr. Claflin earned a Master Management degree in Data Communications from the University of Dallas in 1997; a Master of Business Administration, Finance, from Dallas Baptist University in 1990, a Master of Science, Business Computer Science, Texas A&M University in 1986 and a Bachelor of Science in Math at Lake Superior University in 1984.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's outstanding common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in their ownership of the Company's common stock. Directors, executive officers and greater than 10% shareholders are required to furnish the Company with copies of the forms they file.

     To the knowledge of the Company, based on a review of the copies of these reports furnished to the Company for the year ended December 31, 2002, or on written representations from certain reporting persons that no Forms 5 were required for those persons, five filings were not timely made. Mr. Suki Mudan became an executive officer and director on August 1, 2002. Due to an administrative oversight, the transaction was not reported by Mr. Mudan on Form 3 in a timely manner. In addition, Mr. Mudan has not filed his Form 5 report for 2002. Mr. Jason Dagget, an officer and director, has not filed his Form 5 report for 2002. Mr. Steve Claflin became an executive officer of the Company on December 19, 2002. Due to an administrative oversight, the transaction was not reported on Form 3 in a timely manner. Mr. Claflin has not filed the Form 3 or a Form 5 for 2002.

                      ITEM 10.  EXECUTIVE COMPENSATION

     There has been no compensation awarded to, earned by, or paid to any of the executive officers of the Company since its inception.

     The Company has no employment or compensation agreements or arrangements with any of its officers.

     Directors are permitted to receive fixed fees and other compensation for their services as directors, as determined by the Board of Directors. The Board of Directors has not adopted any policy in regard to the payment of fees or other compensation to directors, and no fees or compensation have been paid to, or accrued by, the present director.

             ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information from reports filed by the named parties, or furnished by current management, concerning the ownership of common stock of the Company as of March 21, 2003, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                                   Amount and Nature
Name and Address                   of Beneficial
of Beneficial Owner                Ownership (1)         Percent of Class

Suki Mudan                         250,000               16.79%
13542 Caminito Carmel
Del Mar, CA 92014

Jason Daggett                      200,000               13.42%
23679 Calabasas Rd.
Suite 554
Calabasas, CA 91302

Steve Claflin                      200,000(2)            13.42%
1907 N. Nevada
Colorado Springs, CO  80907

Executive Officers and             640,000               42.95%
Directors as a Group
(3 Persons)

Eric C. Bronk                      190,000               12.75%
170 Newport Center Dr.
Suite 220
Newport Beach, CA 92660

Baldwin Investments Ltd.           100,000               6.71%
99-101 Regent St. 1st Floor
London W1R 7HB UK

Fleming Securities Corp. Ltd.      80,000                5.37%
Suite 1605, Kinwick Centre
32 Hollywood Rd.
Central Hong Kong

Carl Suter                         75,000                5.03%
6765 E. Kentucky Ave.
Anaheim, CA 92807
___________

     (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

     (2) Of the shares beneficially owned by Mr. Claflin, 10,000 are held directly in the name of E.com Advantage, Inc., a company controlled by Mr. Claflin.

                    Equity Compensation Plan Information

     The following table sets forth certain information as of December 31, 2002, with respect to compensation plans under which the Company's equity securities are authorized for issuance:

----------------------	----------------------	----------------------	-----------------------
				(a)				(b)				(c)
----------------------	----------------------	----------------------	-----------------------
												Number of securities
												remaining available
												for future issuance
				Number of			Weighted-average		under equity
				securities to be issued	Weighted-average		compensation plans
				upon exercise of		exercise price of		(excluding securities
				outstanding options,	outstanding options,	reflected in column
				warrants and rights	warrants and rights	(a)
----------------------	----------------------	----------------------	-----------------------
Equity compensation
plans approved by
security holders					-0-
----------------------	----------------------	----------------------	-----------------------
Equity compensation
plans not approved by
security holders				   -0- (1)
----------------------	----------------------	----------------------	-----------------------
Total							-0-
----------------------	----------------------	----------------------	-----------------------

     (1) The Company has a 2002 Stock Option/Stock Issuance Plan which authorizes the Company to issue up to 3,000,000 shares. At December 31, 2002, no options had been granted, or shares issued, under such plan. This plan has not been approved by shareholders.

2002 Stock Option/Stock Issuance Plan

     On December 18, 2002, the Board of Directors and shareholders adopted the 2002 Stock Option/Stock Issuance Plan. The purpose of the plan is to provide eligible persons an opportunity to acquire a proprietary interest in our company and as an incentive to remain in the service of the Company.

     There are 3,000,000 shares of common stock authorized for nonstatutory and incentive stock options and stock grants under the plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.

     The plan is administered by the Board of Directors. However, at the discretion of the board, it may establish a committee of members of the board to which committee the board may delegate administration of the Plan.

     Participants in the plan are to be selected by the plan administrator which is currently the Board of Directors. The persons eligible to participate in the plan are as follows: (a) employees of the Company and any of its subsidiaries; (b) non-employee members of the board or non-employee members of the Board of Directors of any of its subsidiaries; and (c) consultants and other independent advisors who provide services to the Company or any of its subsidiaries. Options may be granted, or shares issued, only to consultants or advisors who are natural persons and who provide bona fide services to the Company or one of its subsidiaries, provided that the services are not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for the Company's securities.

     The plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until December 1, 2010, whichever is earlier. The plan may also be terminated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all of the Company's assets.

     Stock option awards under the plan consist of nonstatutory stock options
(NSOs) and incentive stock options (ISOs). ISOs may be granted only to employees of the Company or one of its subsidiaries.

      The purchase price under each option is established by the plan administrator, but in no event will it be less than 100% of the fair market value of the Company's common stock for ISOs and 85% for NSOs. The price applicable to any option holder who holds more than 10 percent of the Company's outstanding common stock, or any of its subsidiaries, will be 110% percent of fair market value. The aggregate exercise price, plus applicable taxes, are due and payable in cash or check on the date of the exercise of an option. However, the plan administrator may permit payment of the total amount due by a full-recourse, interest-bearing promissory note; payroll deductions in installments; shares of common stock valued at fair market value on the date of exercise of the option; or through a special sale and remittance procedure through a designated brokerage firm.

     The plan administrator will fix the terms of each option, but no option can be granted for a term in excess of 10 years. The term of such an option will not be longer than five years in the case of any option holder who holds, on the date of the grant of an ISO, more than 10% of the Company's outstanding common stock or any of its subsidiaries. Upon termination of services, the option holder will have a limited time in which to exercise vested options. The plan administrator will not impose a vesting schedule upon any options granted which provides for exercise of an option for less than 20 percent of the shares subject to the option and with an initial installment for vesting which is fixed for a longer period than one year from the date of grant of the option.

     During the lifetime of the person to whom an option has been granted, only that person has the right to exercise the option and that person cannot assign, encumber or transfer any right to the option. Upon the death of the person to whom an option has been granted, the option may be exercised only by those persons who inherit from the holder of the option by will or under the applicable laws of descent and distribution.

     The plan administrator has the authority, with the consent of the option holder affected, to cancel outstanding options and to grant in substitution therefore new options covering the same or a different number of shares of common stock at an exercise price per share based upon the fair market value per share of such stock on the date of the grant of a new option.

     At the discretion of the plan administrator, the consideration provided for the issuance of shares of common stock under the stock issuance plan will be satisfied in one or more of the following ways, or combinations thereof:
(a) in cash or check payable to the Company; (b) issuing of a full-recourse promissory note; (c) payroll deductions in installments; (d) past services rendered to the Company or one of its subsidiaries; or (e) the agreement of a participant to accept employment and the undertaking and performance of services with or to the Company or one of its subsidiaries.

     Stock issued under the stock issuance plan may vest immediately or upon terms established by the plan administrator, provided that at least 20 percent of the total shares subject to a vesting schedule will fully vest in each calendar year on the anniversary date of the issuance of the shares.

     Irrespective of whether a participant's shares are vested or are held in escrow, a participant to whom shares under the stock issuance plan have been issued will have the right to vote those shares and to receive any regular cash dividends paid on those shares.

     If employment with or service to the Company terminates for whatever cause at a time when the participant holds unvested shares issued under the stock issuance plan, those shares will be immediately surrendered to the Company and cancelled. In the event the participant paid for the shares surrendered in cash or cash equivalent, the amount of that consideration will be repaid. In the event that the participant furnished a promissory note in payment of shares surrendered, the remaining balance of that note attributable to the surrendered shares will be cancelled. In the sole discretion of the plan administrator, the surrender and cancellation of any unvested shares issued under the stock issuance plan may be waived at any time by the plan administrator subject to such terms and conditions or on no terms and conditions as the plan administrator may determine.

     As of March 25, 2003, no options had been granted, and no shares had been issued, under the plan.

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the organization of the Company, Eric Chess Bronk, a shareholder and founder of the Company, and Lynn Carlson, an officer of the Company, received 190,000 and 10,000 shares, respectively, for services rendered to the Company. Mr. Bronk provided services in regard to the organization of the Company, which services were valued at $1,900. Ms. Carlson provided secretarial services in connection with the organization of the Company, which services were valued at $100.

     On March 27, 2000, Mezzanine Fund Management Ltd. (formerly Mezzanine Capital), a corporation of which Mr. Bronk is the president and chairman, loaned $9,000 to the Company. On March 27, 2002, the terms of the note were renegotiated and a new promissory note was issued. The current promissory note bears 12% interest per annum and is due upon demand.

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

     On June 14, 2002, Cygni Capital LLC (formerly Mezzanine Associates,
LLC), a limited liability company of which Mr. Bronk is the managing member, loaned $1,862 to the Company. The promissory note bears interest at 10% per annum and is due and payable upon demand.

     On December 31, 2002, Cygni Capital LLC loaned $3,725 to the Company. The promissory note bears interest at 10% per annum and is due and payable upon demand.

     ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements are included in this report:

                                                                       Page
Report of Auditor dated March 26, 2003                                  F-1
Balance Sheet as of December 31, 2002 and 2001                          F-2
Statement of Operations for the years ended December 31, 2002 and 2001, and for the period March 1, 2000 (inception) to December 31, 2002 F-3 Statement of Stockholders' Equity for the period March 1, 2000
  (inception) to December 31, 2002                                      F-4
Statement of Cash Flows for the years ended December 31, 2002 and 2001,
  and for the period March 1, 2000 (inception) to December 31, 2002     F-5
Notes to Financial Statements                                           F-6

(a)(2) Exhibits. The following exhibits are included as part of this report:

Exhibit No.    Description of Exhibit                              Location

3.1            Articles of Incorporation filed March 1, 2000            (1)
3.2            Current Bylaws                                           (1)
3.3            Articles of Amendment filed July 10, 2000                (2)
3.4            Articles of Amendment filed March 5, 2003           Attached
4.1            Form of Common Stock Certificate                         (1)
4.2            2002 Stock Option/Stock Issuance Plan               Attached
10.1           Promissory Note dated March 27, 2002                     (2)
10.2           Promissory Note dated May 2, 2001                        (2)
10.3           Promissory Note dated August 1, 2001                     (2)
10.4           Promissory Note dated June 14, 2002                 Attached
10.5           Promissory Note dated December 31, 2002             Attached
99.1 Written Statement of the Chief Executive Officer Attached with respect to compliance with Section 13(a)
               of the Securities Exchange Act of 1934.
99.2 Written Statement of the Chief Financial Officer Attached with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

     (1) Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on July 21, 2000 (File No.0-30874).

     (2) Incorporated by reference from the Company's 2001 annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2002 (File No.0-30874).

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2002.



                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SaiphT Corporation


Date: March 28, 2003               By: /S/ Suki Mudan
                                   _________________________________
                                   Suki Mudan, President, Chief
                                   Financial & Principal Accounting
                                   Officer


     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 28, 2003              /s/ Suki Mudan
                                   __________________________________
                                   Suki Mudan, Director


Date:  March 28, 2003              /s/ Jason Daggett
                                   __________________________________
                                   Jason Daggett, Director














                             SaiphT Corporation
                        (Formerly Saiph Corporation)
                       (A Development Stage Company)
                            Financial Statements
                             December 31, 2002

/Letterhead/






                        INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
SaiphT Corporation
(formerly Saiph Corporation)

We have audited the accompanying balance sheets of SaiphT Corporation (formerly Saiph Corporation) (a Nevada Corporation) (a development stage company) as of December 31, 2002 and 2001, and the related statements of income, retained earnings, and cash flows for the period then ended, and the period March 1, 2000 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SaiphT Corporation at December 31, 2002 and 2001, and the results of its operations and cash flows for the periods then ended and the period March 1, 2000 to December 31, 2002 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that SaiphT Corporation will continue as a going concern. As discussed in Note 6 to the financial statements, SaiphT Corporation has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Bierwolf, Nilson & Associates
Bierwolf, Nilson & Associates
March 26, 2003

                                    F-1


                             SaiphT Corporation
                        (formerly Saiph Corporation)
                       (A Development Stage Company)
                               Balance Sheet


                                                      December     December
                                                      31, 2002     31, 2001
                                                   -----------  -----------
                                   Assets
Current Assets
--------------

 Cash                                              $     -     $     1,372
 Interest Receivable                                      144           19
 Note Receivable - Related Party                        1,250        1,250
                                                   -----------  -----------
  Total Assets                                     $    1,394  $     2,641
                                                   ===========  ===========

                    Liabilities and Stockholders' Equity

Current Liabilities
-------------------

 Accounts Payable                                  $    1,220  $       250
 Interest Payable                                       3,988        2,068
 Note Payable - Related Party                          23,087       17,500
                                                   -----------  -----------
  Total Current Liabilities                            28,295       19,818

Stockholders' Equity
--------------------

 Common Stock, 100,000,000 Shares
    Authorized at $.001 Par Value;
    1,000,000 Shares Issued and Outstanding             1,000        1,000
 Additional Paid In Capital                             9,000        9,000
 Deficit Accumulated in the Development Stage         (36,901)     (27,177)
                                                   -----------  -----------
  Total Stockholders' Equity                          (26,901)     (17,177)
                                                   -----------  -----------
  Total Liabilities and Stockholders' Equity       $    1,394  $     2,641
                                                   ===========  ===========


 The accompanying notes are an integral part of these financial statements.
                                    F-2

                             SaiphT Corporation
                        (formerly Saiph Corporation)
                       (A Development Stage Company)
                          Statement of Operations

                                                                  From
                                                               (Inception)
                                                                    to
                                           December   December   December
                                           31, 2002   31, 2001   31, 2002
                                          ---------- ---------- ----------
Revenues                                  $    -     $    -     $    -
--------                                  ---------- ---------- ----------
Expenses
--------
  General & Administrative                    7,927      7,406     33,055
                                          ---------- ---------- ----------
     Income (Loss) from Operations           (7,927)    (7,406)   (33,055)

Other Income (Expenses)
-----------------------
  Interest (Expenses)                        (1,922)    (1,393)    (3,990)
  Interest Income                               125         19        144
                                          ---------- ---------- ----------
     Total Other Income (Expenses)           (1,797)     8,799     (3,846)
                                          ---------- ---------- ----------
     Loss Before Taxes                       (9,724)    (8,780)   (36,901)
     Taxes                                     -          -            -
                                          ---------- ---------- ----------
     Net (Loss)                           $  (9,724) $  (8,780) $ (36,901)
                                          ========== ========== ==========
     Net Loss Per Share                   $    (.01) $    (.01)

     Weighted Average Shares Outstanding  1,000,000  1,000,000

 The accompanying notes are an integral part of these financial statements.
                                    F-3

                             SaiphT Corporation
                        (formerly Saiph Corporation)
                       (A Development Stage Company)
                     Statement of Stockholders' Equity
       For the Period March 1, 2000 (inception) to December 31, 2002

                                                                         Accumulated
                                                                           Deficit
                                                              Additional  During the
                                           Common Stock         Paid-In  Development
                                         Shares     Amount      Capital      Stage
                                      ----------- ----------  ---------- -----------
Balance, March 1, 2000                      -     $     -     $    -     $     -

Shares Issued for Cash
  at $.001 per Share                     750,000        750       6,750        -

Shares Issued for Services
  at $.001 per Share                     250,000        250       2,250        -

Net Loss Period Ended
  December 31, 2000                         -          -           -        (18,397)
                                      ----------- ----------  ---------- -----------
Balance, December 31, 2000              1,000,000     1,000        9,000    (18,397)

Net Loss Year Ended
  December 31, 2001                         -          -           -         (8,780)
                                      ----------- ----------  ---------- -----------
Balance, December 31, 2001             1,000,000      1,000       9,000     (27,177)

Net Loss Year Ended
  December 31, 2002                         -          -           -         (9,724)
                                      ----------- ----------  ---------- -----------
Balance, December 31, 2002             1,000,000  $   1,000   $   9,000  $  (36,901)
                                      =========== ==========  ========== ===========

 The accompanying notes are an integral part of these financial statements.
                                    F-4

                             SaiphT Corporation
                        (formerly Saiph Corporation)
                       (A Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)

                                                                           From
                                                                        (Inception)
                                                                             to
                                                  December    December    December
                                                  31, 2002    31, 2001    31, 2002
                                                ----------- ----------- -----------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                      $   (9,724) $   (8,780) $  (36,901)
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   (Increase) Decrease in Interest Receivable         (125)        (19)       (144)
   Stock Issued for Services                          -           -          2,500
   Increase (Decrease) in Interest Payable           2,620       1,393       3,988
   Increase (Decrease) in Accounts Payable             270         250       1,220
                                                ----------- ----------- -----------
      Net Cash Provided by
      Operating Activities                          (6,959)     (7,156)    (29,337)

Cash Flows from Investing Activities
------------------------------------
  Proceeds from Related Party Note                    -         (1,250)     (1,250)
                                                ----------- ----------- -----------
      Net Cash Provided by
      Investing Activities                            -         (1,250)     (1,250)

Cash Flows from Financing Activities
------------------------------------
  Proceeds from Issuance of Notes                    5,587       8,500      23,087
  Proceeds from Stock Sales                           -           -          7,500
                                                ----------- ----------- -----------
      Net Cash Provided by
      Financing Activities                           5,587       8,500      30,587

      Increase (Decrease) in Cash                   (1,372)         94        -

      Cash, Beginning of Period                      1,372       1,278        -
                                                ----------- ----------- -----------
      Cash, End of Period                       $     -     $    1,372  $     -
                                                =========== =========== ===========
Supplemental Cash Flow Information
----------------------------------
  Interest                                      $     -     $     -     $     -
  Taxes                                               -           -           -

 The accompanying notes are an integral part of these financial statements.
                                    F-5

                             SaiphT Corporation
                        (formerly Saiph Corporation)
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2002

NOTE 1 - CORPORATE HISTORY
--------------------------
SaiphT Corporation (the "Company") was incorporated in Nevada on March 1, 2000, as Saiph Corporation for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private
corporation, partnership, or sole proprietorship.   On March 5, 2003 the
Company filed Amended Articles of Incorporation changing its name to SaiphT Corporation.

The Company has yet to fully develop any material income from its stated primary objective and it is classified as a development stage company. All income, expenses, cash flows and stock transactions are reported since the beginning of development stage.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------
Cash and Cash Equivalents The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Earnings (Loss) Per Share The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

NOTE 3 -INCOME TAXES
--------------------
The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended December 31, 2000 and has applied the provisions of the statement to the current year which resulted in no significant adjustment.

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.
There were no temporary differences at December 31, 2002 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

                                 Continued
                                    F-6

                             SaiphT Corporation
                        (formerly Saiph Corporation)
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2002

NOTE 3 -INCOME TAXES continued
--------------------
The Company has cumulative net operating loss carryforwards over $36,000 at December 31, 2002. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2002 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE RECEIVABLE - RELATED PARTY
----------------------------------------
During the year 2001, the Company loaned $750 and $500 to separate corporations whose president is a shareholder of the Company. The receivables are unsecured and are bearing interest at the rate of 10% per annum. The note receivables are due on demand. At December 31, 2002, the total accrued interest receivable amounts total $87 and $57 respectively.

NOTE 5 - NOTE PAYABLE- RELATED PARTY
------------------------------------
The Company has issued several promissory notes to various corporations whose shareholder is an officer of the Company. The notes are unsecured, bear an interest rate between 10% and 12% per annum and are due and payable on demand. At December 31, 2002, the accrued interest associated with the various notes was $3,988.

                                                               December     December
The Company has the following note payable obligations:        31, 2002     31, 2001
                                                             -----------  -----------
Related party notes payable due on demand plus accrued
  interest at a rate of 12% per annum                        $    9,000  $     9,000

Related party notes payable due on demand plus accrued
  interest at a rate of 10% per annum                            14,087        8,500
                                                             -----------  -----------
     Totals                                                  $   23,087  $    17,500
     Less Current Maturities                                    (23,087)     (17,500)
                                                             -----------  -----------
     Total Long-Term Notes Payable                           $     -     $      -
                                                             ===========  ===========

                                 Continued
                                    F-7

                             SaiphT Corporation
                        (formerly Saiph Corporation)
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2002

NOTE 5 - NOTE PAYABLE- RELATED PARTY continued
------------------------------------
Following are maturities of long-term debt for each of the next five years:

                              Year        Amount
                              2003        $     23,087
                              2004                -
                              2005                -
                              2006                -
                              Thereafter  -
                                           ------------
                              Total       $     23,087
                                           ============

NOTE 6 - GOING CONCERN
----------------------
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.













                                    F-8


                               CERTIFICATIONS

     I, Suki Mudan, Chief Executive Officer, certify that:

1.   I have reviewed this annual report on Form 10-KSB of SaiphT
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003
                                   /s/ Suki Mudan
                                   ____________________________________
                                   Suki Mudan, President & CEO





     I, Jason Daggett, Chief Financial Officer, certify that:

1.   I have reviewed this annual report on Form 10-KSB of SaiphT
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003
                                   /s/ Jason Daggett
                                   ______________________________________
                                   Jason Daggett, Chief Financial Officer