Form 10QSB
period 2003-03-31
SAIPHT CORP
filed 2003-05-15
CIK 1118961

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2003

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 7, 2003, there were 1,490,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of its operations and changes in its financial position from March 1, 2000, through March 31, 2003, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

                       SaiphT Corporation
                 (A Development Stage Company)
                         Balance Sheet

                                                    March 31,     December 31,
                                                      2003           2002
                                                   -----------    -----------
                                                   (Unaudited)
                              Assets
Current Assets

  Cash                                             $    1,110     $      -
  Interest Receivable                                     175            144
  Note Receivable - Related Party                       1,250          1,250
                                                    ---------      ---------
    Total Assets                                   $    2,535     $    1,394
                                                    =========      =========


              Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                                 $    1,510     $    1,220
  Interest Payable                                      4,443          3,988
  Note Payable - Related Party                         23,087         23,087
                                                    ---------      ---------
     Total Current Liabilities                         29,040         28,295

Stockholders' Equity

  Common Stock, 100,000,000 Shares
   Authorized at $.001 Par Value;
   1,000,000 Shares Issued and Outstanding              1,000          1,000
  Additional Paid In Capital                            9,000          9,000
  Deficit Accumulated in the Development Stage        (36,505)       (36,901)
                                                    ---------      ---------
     Total Stockholders' Equity                       (26,505)       (26,901)
                                                    ---------      ---------
     Total Liabilities and Stockholders' Equity    $    2,535     $    1,394
                                                    =========      =========

         See accompanying notes to financial statements.

                       SaiphT Corporation
                 (A Development Stage Company)
                    Statement of Operations
                          (Unaudited)

                                                                    For the Period
                                                                    March 1, 2000
                                      For the Three Months Ended     (Inception)
                                        March          March          to March
                                       31, 2003       31, 2002        31, 2003
                                      -----------    -----------     -----------
Revenue
  Website Development                 $    3,500     $      -        $    3,500
  Website Hosting                            300            -               300
                                       ---------      ---------       ---------
     Total Revenue                         3,800            -             3,800

Expenses

  General and Administrative               2,980          2,612          36,035
                                       ---------      ---------       ---------
     Total Expenses                        2,980          2,612          36,035
                                       ---------      ---------       ---------
     Income (Loss) from Operations           820         (2,612)        (32,235)

Other Income (Expenses)

  Interest Expense                          (455)          (438)         (4,445)
  Interest Income                             31             31             175
                                       ---------      ---------       ---------
     Total Other Income (Expenses)          (424)          (407)         (4,270)

     Taxes                                   -              -               -
                                       ---------      ---------       ---------
     Net Income (Loss)                $      396     $   (3,019)     $  (36,505)
                                       =========      =========       =========

     Loss Per Common Share            $      -       $      -

     Weighted Average
     Outstanding Shares                1,000,000      1,000,000

         See accompanying notes to financial statements.

                       SaiphT Corporation
                 (A Development Stage Company)
                    Statement of Cash Flows
                          (Unaudited)

                                                                               For the Period
                                                                               March 1, 2000
                                                  For the Three Months Ended    (Inception)
                                                     March         March         to March
                                                    31, 2003      31, 2002       31, 2003
                                                   ----------    ----------     ----------
Cash Flows from Operating Activities

 Net Income (Loss)                                 $     396     $  (3,019)     $ (36,505)
 Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by
  Operating Activities:
    (Increase) in Interest Receivable                    (31)          (31)          (175)
    Increase in Accounts Payable/Interest Payable        745         2,535          5,953
    Expenses Paid by Stock Issuance                      -             -            2,500
                                                    --------      --------       --------
      Net Cash Provided (Used) by
      Operating Activities                             1,110          (515)       (28,227)

Cash Flows From Investing Activities

 Proceeds from Related Party Note                        -             -           (1,250)
                                                    --------      --------       --------
      Net Cash Provided (Used) by
      Investing Activities                               -             -           (1,250)

Cash Flows from Financing Activities

 Issuance of Common Stock for Cash                       -             -           23,087
 Issuance of Note Payable for Cash                       -             -            7,500
                                                    --------      --------       --------
      Net Cash Provided (Used) by
      Financing Activities                               -             -           30,587
                                                    --------      --------       --------
      Increase (Decrease) in Cash                      1,110          (515)         1,110

      Cash, Beginning of Period                          -           1,372            -
                                                    --------      --------       --------
      Cash, End of Period                          $   1,110     $     857      $   1,110
                                                    ========      ========       ========


Supplemental Cash Flow Information

  Interest                                         $     -       $     -        $     -
  Income Taxes                                           -             -              -

         See accompanying notes to financial statements.

                            SaiphT Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2003

NOTE 1 - CORPORATE HISTORY

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

Method of Accounting - The Company uses the accrual method of accounting and recognizes revenues and expenses in the period in which the goods sold are shipped.

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

                            SaiphT Corporation
                       (formerly Saiph Corporation)
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2003

NOTE 3 - INCOME TAXES continued

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at March3 1, 2003 and earlier periods; accordingly, no deferred tax liabilities have been recognized for all periods.

The Company has cumulative net operating loss carryforwards over $36,000 at March 31, 2003. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2003 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE RECEIVABLE RELATED PARTY

During the year 2001, the Company loaned $750 and $500 to separate corporations whose president is a shareholder of the Company. The receivables are unsecured and are bearing interest at the rate of 10% per annum. The note receivables are due on demand. At March 31, 2003, the total accrued interest receivable amounts total $105 and $70 respectively.

NOTE 5 - NOTE PAYABLE RELATED PARTY

The Company has issued several promissory notes to various corporations whose shareholder is an officer of the Company. The notes are unsecured, bear an interest rate between 10% and 12% per annum and are due and payable on demand. At March 31, 2003, the accrued interest associated with the various notes was $4,443.

                                                         March 31,  December 31,
The Company has the following note payable obligations:    2003         2002
                                                        ----------   ----------

Related party notes payable due on demand plus accrued
  interest at a rate of 12% per annum                   $   9,000    $   9,000

Related party notes payable due on demand plus accrued
  interest at a rate of 10% per annum                      14,087       14,087
                                                         --------     --------
          Totals                                        $  23,087    $  23,087
          Less Current Maturities                         (23,087)     (23,087)
                                                         --------     --------
          Total Long-Term Notes Payable                 $     -      $     -
                                                         ========     ========

                            SaiphT Corporation
                       (formerly Saiph Corporation)
                       (A Development Stage Company)
                     Notes to the Financial Statements
                              March 31, 2003

NOTE 5 - NOTE PAYABLE RELATED PARTY continued

Following are maturities of long-term debt for each of the next five years:

                                                          Year       Amount
                                                       ----------   --------
                                                          2003      $ 23,087
                                                          2004           -
                                                          2005           -
                                                          2006           -
                                                       Thereafter        -
                                                                     -------
                                                          Total     $ 23,087
                                                                     =======

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

     During first quarter 2003 the Company generated revenues of $3,800 and incurred general and administrative expenses of $2,980. Since operations commenced in the last month of the year ended December 31, 2002, there is no comparable data for the same period in the prior year. Management has not yet determined the amount of revenues and expenses estimated for the remainder of 2003, but anticipates that they will increase based upon the commencement of operations during the last month of 2002.

     The original shareholders contributed a total of $7,500 in cash and $2,500 in services as capital contributions for stock of the Company. Mezzanine Fund Management Ltd., an entity of which Eric Chess Bronk, a shareholder of the Company, is an executive officer and director, loaned $9,000 to the Company at its inception for operating expenses. During 2001 Mezzanine Investment Corporation, an entity of which Mr. Bronk is the sole officer and director, loaned $3,500 to the Company, and Procyon
Corporation, an entity of which Mr. Daggett, an officer and director of the Company, is an officer loaned $5,000 to the Company. During 2002 Cygni Capital LLC (formerly Mezzanine Associates, LLC), a limited liability company of which Mr. Bronk is the managing member, loaned $1,862 on June 14, 2002, and $3,725 on December 31, 2002, to the Company. The Company also loaned a total of $1,250 to two companies associated with Mr. Bronk.

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

                     ITEM 3.  CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's President and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the President and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

                                  PART II

            ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended March 31, 2003, the following securities were sold by the Company without registering the securities under the Securities
Act:

  * In December 2002 the Company authorized the issuance of 10,000 shares of common stock to E.com Advantage, Inc., a Nevada corporation, in connection with the purchase by the Company of assets of E.com valued at $100. The shares were issued during the first quarter ended March 31, 2003. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Management believes the purchaser of the shares was an accredited investor as defined in Rule 501 of Regulation D at the time of the transaction. E.com consented to the imposition of a restrictive legend upon the certificate evidencing such shares. E.com did not enter into the transaction which included the providing of services and the issuance of the shares as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Management of E.com was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

  * In March 2003 the Company sold 480,000 shares of common stock in its $.001 per share offering for gross proceeds of $480. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Of the nine purchasers of the shares, five represented that they were accredited investors as defined in Rule 501 of Regulation D at the time of the transaction. Each investor delivered appropriate investment representations with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such shares.
     Each investor represented that he or she had not entered into the transaction with the Company as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each investor also represented that he or she had received a term sheet describing the offering and had received copies of all of the reports made by the Company with the Securities and Exchange Commission. Each investor further represented that he or she had been afforded the opportunity to ask questions of the Company's management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

                        ITEM 5.  OTHER INFORMATION

     The Board of Directors has been increased to five persons. Dr. Avtar Singh Ranshi, Robert Mitro, and Alan Knitowski have been appointed directors of the Company.

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          99.1 Written Statement of the Chief Executive Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

          99.2 Written Statement of the Principal Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the first quarter of the fiscal year ending December 31, 2003.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   SaiphT Corporation

Date:  May 15, 2003                By: /s/ Suki Mudan
                                       Suki Mudan, Chief Executive Officer

Date:  May 15, 2003                By: /s/ Jason Daggett
                                       Jason Daggett, Principal Financial
                                       Officer and Principal Accounting
                                       Officer

                              CERTIFICATIONS

I, Suki Mudan, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of SaiphT Corporation;

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

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 15, 2003                /s/ Suki Mudan
                                   Suki Mudan, Chief Executive Officer

I, Jason Daggett, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of SaiphT Corporation;

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

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of March 31, 2003 (the "Evaluation Date"); and

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

Date:  May 15, 2003                /s/ Jason Daggett
                                   Jason Daggett, Principal Financial Officer