Form 10QSB/A
period 2003-03-31
SAIPHT CORP
filed 2003-06-20
CIK 1118961

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB/A-1

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At June 17, 2003, there were 3,060,000 shares of the Registrant's Common Stock outstanding.

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

                       SaiphT Corporation
                 (A Development Stage Company)
                         Balance Sheet

                                                    March 31,     December 31,
                                                      2003           2002
                                                   -----------    -----------
                                                   (Unaudited)
                              Assets
Current Assets

  Cash                                             $    1,110     $      -
  Interest Receivable                                     175            144
  Note Receivable - Related Party                       1,250          1,250
                                                    ---------      ---------
    Total Current Assets                                2,535          1,394

Property & Equipment

  Software                                                100            -
                                                    ---------      ---------
     Total Property & Equipment                           100            -
                                                    ---------      ---------
     Total Assets                                  $    2,635     $    1,394
                                                    =========      =========


              Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                                 $    1,510     $    1,220
  Interest Payable                                      4,443          3,988
  Note Payable - Related Party                         23,087         23,087
                                                    ---------      ---------
     Total Current Liabilities                         29,040         28,295

Stockholders' Equity

  Common Stock, 100,000,000 Shares
    Authorized at $.001 Par Value;
    1,490,000 and 1,000,000 Shares
    Issued and Outstanding Respectively                 1,490          1,000
  Additional Paid In Capital                            9,090          9,000
  Deficit Accumulated in the Development Stage        (36,985)       (36,901)
                                                    ---------      ---------
     Total Stockholders' Equity                       (26,405)       (26,901)
                                                    ---------      ---------
     Total Liabilities and Stockholders' Equity    $    2,635     $    1,394
                                                    =========      =========

         See accompanying notes to financial statements.

                       SaiphT Corporation
                 (A Development Stage Company)
                    Statement of Operations
                          (Unaudited)

                                                                    For the Period
                                                                    March 1, 2000
                                      For the Three Months Ended     (Inception)
                                        March          March          to March
                                       31, 2003       31, 2002        31, 2003
                                      -----------    -----------     -----------
Revenue
  Website Development                 $    3,500     $      -        $    3,500
  Website Hosting                            300            -               300
                                       ---------      ---------       ---------
     Total Revenue                         3,800            -             3,800

Expenses

  General and Administrative               3,460          2,612          36,515
                                       ---------      ---------       ---------
     Total Expenses                        3,460          2,612          36,515
                                       ---------      ---------       ---------
     Income (Loss) from Operations           340         (2,612)        (32,715)

Other Income (Expenses)

  Interest Expense                          (455)          (438)         (4,445)
  Interest Income                             31             31             175
                                       ---------      ---------       ---------
     Total Other Income (Expenses)          (424)          (407)         (4,270)

     Taxes                                   -              -               -
                                       ---------      ---------       ---------
     Net Income (Loss)                $      (84)    $   (3,019)     $  (36,985)
                                       =========      =========       =========

     Loss Per Common Share            $      -       $      -

     Weighted Average
     Outstanding Shares                1,161,700      1,000,000

         See accompanying notes to financial statements.

                       SaiphT Corporation
                 (A Development Stage Company)
                    Statement of Cash Flows
                          (Unaudited)

                                                                               For the Period
                                                                               March 1, 2000
                                                  For the Three Months Ended    (Inception)
                                                     March         March         to March
                                                    31, 2003      31, 2002       31, 2003
                                                   ----------    ----------     ----------
Cash Flows from Operating Activities

 Net Income (Loss)                                 $     (84)     $  (3,019)     $ (36,985)
 Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by
  Operating Activities:
    (Increase) in Interest Receivable                    (31)          (31)          (175)
    Increase in Accounts Payable/Interest Payable        745         2,535          5,953
    Expenses Paid by Stock Issuance                      480           -            2,980
                                                    --------      --------       --------
      Net Cash Provided (Used) by
      Operating Activities                             1,110          (515)       (28,227)

Cash Flows From Investing Activities

 Proceeds from Related Party Note                        -             -           (1,250)
                                                    --------      --------       --------
      Net Cash Provided (Used) by
      Investing Activities                               -             -           (1,250)

Cash Flows from Financing Activities

 Issuance of Common Stock for Cash                       -             -           23,087
 Issuance of Note Payable for Cash                       -             -            7,500
                                                    --------      --------       --------
      Net Cash Provided (Used) by
      Financing Activities                               -             -           30,587
                                                    --------      --------       --------
      Increase (Decrease) in Cash                      1,110          (515)         1,110

      Cash, Beginning of Period                          -           1,372            -
                                                    --------      --------       --------
      Cash, End of Period                          $   1,110     $     857      $   1,110
                                                    ========      ========       ========


Supplemental Cash Flow Information

  Interest                                         $     -       $     -        $     -
  Income Taxes                                           -             -              -

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

NOTE 5 - NOTE PAYABLE RELATED PARTY

The Company has issued several promissory notes to various corporations, some of whose shareholders are officers of the Company. The notes are unsecured, bear an interest rate of 10% per annum and are due and payable on demand.
At March 31, 2003, the accrued interest associated with the various notes was $4,443.

                                                         March 31,  December 31,
The Company has the following note payable obligations:    2003         2002
                                                        ----------   ----------

Related party notes payable due on demand plus accrued
  interest at a rate of 10% per annum                   $   9,000    $   9,000

Related party notes payable due on demand plus accrued
  interest at a rate of 10% per annum                      14,087       14,087
                                                         --------     --------
          Totals                                        $  23,087    $  23,087
          Less Current Maturities                         (23,087)     (23,087)
                                                         --------     --------
          Total Long-Term Notes Payable                 $     -      $     -
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

NOTE 7 - COMMON STOCK

During the quarter ended March 31, 2003, the Company issued 480,000 shares of common stock at par value for services rendered in behalf of the Company.

Through the issuance of 10,000 shares of common stock, the Company acquired the rights and title to various software programs from E.com Advantage, Inc. The shares were issued at $.01 per share.

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

     During first quarter 2003 the Company generated revenues of $3,800 and incurred general and administrative expenses of $3,460. Since operations commenced in the last month of the year ended December 31, 2002, there is no comparable data for the same period in the prior year. Management has not yet determined the amount of revenues and expenses estimated for the remainder of 2003, but anticipates that they will increase based upon the commencement of operations during the last month of 2002.

     The original shareholders contributed a total of $7,500 in cash and $2,500 in services as capital contributions for stock of the Company. Mezzanine Fund Management Ltd., an entity of which Eric Chess Bronk, a shareholder of the Company, is an executive officer and director, loaned $9,000 to the Company at its inception for operating expenses. During 2001 Mezzanine Investment Corporation, an entity of which Mr. Bronk is the sole officer and director, loaned $3,500 to the Company, and Procyon Corporation, an entity of which Mr. Daggett, a director of the Company, is an officer loaned $5,000 to the Company. During 2002 Cygni Capital LLC (formerly Mezzanine Associates, LLC), a limited liability company of which Mr. Bronk is the managing member, loaned $1,862 on June 14, 2002, and $3,725 on December 31, 2002, to the Company. The Company also loaned a total of $1,250 to two companies associated with Mr. Bronk.

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

                        ITEM 5.  OTHER INFORMATION

     On May 16, 2003, Jason Daggett resigned as Treasurer of the Company.

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          99.1 Written Statement of the Principal Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.


     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the first quarter of the fiscal year ending December 31, 2003.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   SaiphT Corporation

Date:  June 18, 2003               By: /s/ Sukhbir Mudan
                                       Sukhbir Mudan, President and CFO
                                       Principal Executive Officer and
                                       Principal Financial Officer and
                                       Principal Accounting Officer


                              CERTIFICATIONS

I, Sukhbir Mudan, certify that:

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-
14) for the registrant and I have:

          (a) designed such disclosure controls and procedures to ensure the material information relating to the registrant is made known to me, particularly during the period in which this quarterly report was being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the boards of directors:

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

June 18, 2003                      /s/ Sukhbir Mudan
                                   Sukhbir Mudan, President and CFO
                                   Principal Executive Officer and
                                   Principal Financial Officer