Form 10QSB
period 2003-06-30
CANEUM INC
filed 2003-08-14
CIK 1118961

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2003

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

                      Commission File Number: 0-30874

                               Caneum, Inc.
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

                            SaiphT Corporation
           (Former name, former address, and former fiscal year,
                       if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days.
(1) Yes [X] No [ ]   (2) Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 11, 2003, there were 2,960,000 shares of our common stock outstanding.

                                  PART I

Item 1.  Financial Statements

     The condensed financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

     In our opinion all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of our company as of June 30, 2003, and the results of its operations and changes in its financial position from March 1, 2000, through June 30, 2003, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2002.

                               Caneum, Inc.
                       (Formerly SaiphT Corporation)
                       (A Development Stage Company)
                               Balance Sheet

                                                          June 30,      December 31,
                                                            2003           2002
                                                         -----------    -----------
                                                         (Unaudited)
                                  Assets
Current Assets
  Cash                                                   $   394,460    $      -
  Investments                                                 29,517           -
  Interest Receivable                                            175            144
  Note Receivable - Related Party                               -             1,250
                                                          ----------     ----------
     Total Current Assets                                    424,152          1,394

Property & Equipment
  Software                                                       100           -
                                                          ----------     ----------
     Total Property & Equipment                                  100           -
                                                          ----------     ----------
     Total Assets                                        $   424,252    $     1,394
                                                          ==========     ==========

                  Liabilities and Stockholders' Equity

Current Liabilities
  Accounts Payable                                       $     4,707    $     1,220
  Interest Payable                                              -             3,988
  Note Payable - Related Party                                  -            23,087
                                                          ----------     ----------
     Total Current Liabilities                                 4,707         28,295

Stockholders' Equity
  Preferred Stock, 20,000,000 Shares Authorized
   at $.001 Par Value, Zero Outstanding                         -              -
  Common Stock, 100,000,000 Shares Authorized
   at $.001 Par Value; 3,060,000 and 1,000,000 Shares
   Issued and Outstanding Respectively                         3,060          1,000
  Additional Paid In Capital                                 508,090          9,000
  Deficit Accumulated in the Development Stage               (91,605)       (36,901)
                                                          ----------     ----------
     Total Stockholders' Equity                              419,545        (26,901)
                                                          ----------     ----------
     Total Liabilities and Stockholders' Equity          $   424,252    $     1,394
                                                          ==========     ==========

              See accompanying notes to financial statements.

                               Caneum, Inc.
                       (Formerly SaiphT Corporation)
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                                      For the Period
                                                                                         March 1,
                                                                                         2000 to
                              For the Three Months Ended   For the Six Months Ended    (Inception)
                                  June         June           June         June           June
                                30, 2003     30, 2002       30, 2003     30, 2002       30, 2003
                               -----------  -----------    -----------  -----------    -----------
Revenue
  Website Development          $     1,308  $      -       $     4,808  $      -       $     4,808
  Website Hosting                     -            -               300         -               300
  IT Consulting                     10,000         -            10,000         -            10,000
                                ----------   ----------     ----------   ----------     ----------
     Total Revenues                 11,308         -            15,108         -            15,108

Cost of Goods Sold                   3,750         -             3,750         -             3,750
                                ----------   ----------     ----------   ----------     ----------
Gross Profit                         7,558         -            11,358         -            11,358

Operating Expenses
  General & Administrative           4,809        2,720          8,269        5,332         41,324
  Legal & Professional              23,168         -            23,168         -            23,168
  Rent                                 500         -               500         -               500
  Wages                             33,177         -            33,177         -            33,177
                                ----------   ----------     ----------   ----------     ----------
     Total Operating Expenses       61,654        2,720         65,114        5,332         98,169
                                ----------   ----------     ----------   ----------     ----------
     Income (Loss)
     from Operations               (54,096)      (2,720)       (53,756)      (5,332)       (86,811)

Other Income (Expenses)
  Interest Income                     -              31             31           62            175
  Interest Expense                    (524)        (455)          (979)        (893)        (4,969)
                                ----------   ----------     ----------   ----------     ----------
     Total Other Income
     (Expenses)                       (524)        (424)          (948)        (831)        (4,794)
                                ----------   ----------     ----------   ----------     ----------
     Income (Loss) Before
     Taxes                         (54,620)      (3,144)       (54,704)      (6,163)       (91,605)

     Taxes                            -            -              -            -              -
                                ----------   ----------     ----------   ----------     ----------
     Net Income (Loss)         $   (54,620) $    (3,144)   $   (54,704) $    (6,163)   $   (91,605)
                                ==========   ==========     ==========   ==========     ==========

     Loss Per
     Common Share              $     (0.03) $      -       $     (0.04) $      -

     Weighted Average
     Outstanding Shares          1,819,341    1,000,000      1,439,006    1,000,000

              See accompanying notes to financial statements.

                             Caneum, Inc.
                    (Formerly SaiphT Corporation)
                    (A Development Stage Company)
                       Statement of Cash Flows
                             (Unaudited)

                                                                          For the Period
                                                                           March 1, 2000
                                              For the Six Months Ended     (Inception)
                                                 June          June          to June
                                               30, 2003      30, 2002        30, 2003
                                             ------------  ------------    ------------
Cash Flows from Operating Activities
  Net Income (Loss)                          $   (54,704)  $    (6,163)    $   (91,605)
  Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by
  Operating Activities:
   (Increase) in Interest Receivable                 (31)          (62)           (175)
   (Decrease) Increase in Accounts Payable-
     Interest Payable                               (501)        4,853           4,707
   Expenses Paid by Stock Issuance                 1,050          -              4,030
                                              ----------    ----------      ----------
     Net Cash Provided (Used) by
     Operating Activities                        (54,186)       (1,372)        (83,043)

Cash Flows From Investing Activities
  Cash Paid for Investments                      (29,517)         -            (29,517)
  Payments on Related Party Note                   1,250          -               -
                                              ----------    ----------      ----------
     Net Cash Provided (Used) by
     Investing Activities                        (28,267)         -            (29,517)

Cash Flows from Financing Activities
  Issuance of Common Stock for Cash              500,000          -            507,020
  Payments on Notes Payable                      (23,087)         -               -
                                              ----------    ----------      ----------
     Net Cash Provided (Used) by
     Financing Activities                        476,913          -            507,020
                                              ----------    ----------      ----------
     Increase (Decrease) in Cash                 394,460        (1,327)        394,460

     Cash, Beginning of Period                      -            1,327            -
                                              ----------    ----------      ----------
     Cash, End of Period                     $   394,460   $      -        $   394,460
                                              ==========    ==========      ==========

Supplemental Cash Flow Information
  Interest                                   $       524   $      -        $       524
  Income Taxes                                      -             -               -

            See accompanying notes to financial statements.

                             Caneum, Inc.
                    (Formerly SaiphT Corporation)
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            June 30, 2003

NOTE 1 - CORPORATE HISTORY

Caneum, Inc. (the "Company") was incorporated in Nevada on March 1, 2000, as Saiph Corporation for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. On March 5, 2003 the Company filed Amended Articles of Incorporation changing its name to SaiphT Corporation. On July 21, 2003, the Company changed its name to Caneum, Inc.

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

Method of Accounting - The Company uses the accrual method of accounting and recognizes revenues and expenses in the period in which the services are performed.

NOTE 3 - INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended December 31, 2000 and has applied the provisions of the statement to the current year which resulted in no significant adjustment.

                             Caneum, Inc.
                    (Formerly SaiphT Corporation)
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            June 30, 2003

NOTE 3 - INCOME TAXES continued

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June 30, 2003 and earlier periods; accordingly, no deferred tax liabilities have been recognized for all periods.

The Company has cumulative net operating loss carryforwards over $91,000 at June 30, 2003. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at June 30, 2003 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company had issued several promissory notes to various companies whose officers and/or directors are shareholders of the Company. During the quarter ended June 30, 2003, all notes were paid in full including the accrued interest associated with the notes.

NOTE 5 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company has not established a source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

                             Caneum, Inc.
                    (Formerly SaiphT Corporation)
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            June 30, 2003

NOTE 6 - COMMON STOCK

During the quarters ended March 31 and June 30, 2003, the Company issued 480,000 and 120,000 shares of common stock, respectively at par value for services rendered in behalf of the Company.

Through the issuance of 10,000 shares of common stock, the Company acquired the rights and title to various software programs from E.com Advantage, Inc. The shares were issued at $.01 per share.

During the quarter ended June 30, 2003, the Company issued 1,000,000 shares of common stock at $.50 per share for cash. The Company has also issued 450,000 shares of common stock at $.001 per share to directors of the Company for services rendered in behalf of the Company.

NOTE 7 - STOCK OPTIONS

On December 18, 2002, the Board of Directors adopted the 2002 Stock Option/Stock Issuance Plan. The plan provides for the granting of stock options or the issuance of stock to the employees, officers, and consultants of the Company. No options have been granted, or shares issued, under the plan.

The purpose of the plan is to provide eligible persons an opportunity to acquire a proprietary interest and as an incentive to remain in service of the Company. Awards under the plan consist of both non-qualified options and options intended to qualify as "Incentive Stock Options" under Sections 422 of the Internal Revenue Code, and stock grants.

Item 2.  Management's Discussion and Analysis and Plan of Operation

     The following discussion should be read in conjunction with our audited financial statements and related notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

     This report contains certain forward-looking statements and information that are based on assumptions made by management and on information currently available. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," and similar expressions, as they relate to our company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of our company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others the following: a general economic downturn; a further downturn in the securities markets; federal or state laws or regulations having an adverse effect on us; our early phase of operations; reliance on foreign suppliers and contractors; the inability to locate suitable acquisition targets; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

Overview

     Caneum's charter is to (1) acquire and grow micro cap companies in the software and information technology sectors, and (2) to market its software development, IT consulting, and Business Process Outsourcing services. The company recently closed its initial round of funding and anticipates applying for quotation on the OTC Bulletin Board later this year. The principal value proposition for the acquired company is to provide an exit strategy for its shareholders, given that the IPO and VC funding options may no longer be available or attractive to them.

     The current environment of tight capital markets and the economic downturn, particularly for privately held micro cap software and technology companies, has created a dilemma for many quality companies that are maintaining profit margins, but have no way to grow and no exit strategy in sight. We believe the Caneum roll-up strategy, utilizing its public stock as currency, represents a timely and appropriate vehicle to acquire these successful private companies and provide their shareholders a liquidity event for an exit. At the same time, it provides the acquired company's management team the opportunity to continue to run and grow their companies.

     The impetus for creating shareholder value within the software and technology sectors is the large number of private companies that are seeking an exit strategy, and can be acquired at attractive valuations. Therefore, management believes there is an immediate opportunity to create incremental value by merging these undervalued, high quality companies under a single publicly traded umbrella such as Caneum.

     Caneum's strategy is to acquire mature, quality companies with sound financials, intriguing technology, a loyal customer base, and talented management teams that have a passion for what they're doing and want to continue to run and grow their companies.

     Prospective acquisitions will be selected for their profitability, technology, market position, customer base and their experienced management teams. Acquisition terms will limit financial risk to Caneum shareholders by setting specific performance milestones in order to receive full purchase consideration. The management teams will also enter into employment contracts to retain their services. The consideration, in the form of Caneum stock, will also align their interests with those of Caneum's shareholders.

     Acquired companies may take advantage of centralized corporate services, such as: benefit programs, professionally managed offshore software development, financial services, human resource management support, business process outsourcing, and data network management and maintenance. By availing themselves of these centralized services, the company management teams can better focus their energies and core skill sets on achieving their operational plans, and their growth and profitability goals. And while the companies will primarily focus on their respective business plans, cross-company opportunities and economies of scale may emerge to increase the profitability of the individual Caneum companies.

     The acquired companies in the roll-up will be strategically diversified across industries to reduce the potential impact of a downturn in any industry sector.

     While the Caneum strategy is to acquire mature, cash flow positive, profitable companies, Caneum is also interested in identifying additional growth opportunities that are not currently being addressed within the individual company's business plan. These growth opportunities will be evaluated for the potential to infuse additional capital to fund selected growth opportunities.

     Management believes there is a large reservoir of quality companies that meet the Caneum acquisition criteria, and are stymied by the lack of an exit strategy. This presents Caneum with a very timely opportunity to aggregate a diversified set of undervalued micro cap software and technology companies, thus building a solid foundation to grow through both acquisition and organic growth.

     At the same time, Caneum is positioned to take advantage of the early stage of a potential software and technology sector recovery, and to capitalize on the recovery to accelerate valuation, and likewise be an attractive M&A candidate itself.

     For the three months ended June 30, 2003, Caneum recognized revenues of $11,308, and incurred an operating loss of ($54,620), compared with revenue of $3,800 and an operating loss of ($84) during the first quarter of 2003. The increase in revenue and operating loss in 2003 reflects the Company's progress in growing the IT consulting and Business Process Outsourcing (BPO) services.

     The Company's operating results are more fully discussed under "Results of Operations" below.

     Caneum presently realizes revenues from pilot BPO projects which the company anticipates will lead to larger contracts in the future.

     Cost of services consists primarily of payments to third-party vendors and contractors. General and administrative expenses consist primarily of overhead in managing the pilot programs and marketing expenses for future projects, and due diligence costs in reviewing acquisition targets. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including acquisitions, administrative, and reporting responsibilities. Caneum records these expenses when incurred.

Critical Accounting Policies

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to Caneum's critical accounting policies in the second quarter ended June 30, 2003.

Results of Operations

     During second quarter 2003 Caneum generated revenues of $11,308 and incurred operating expenses of $61,654. For the six months ended June 30, 2003, Caneum generated revenues of $15,108 and incurred operating expenses of $65,114. Since operations commenced in the last month of the year ended December 31, 2002, there is no comparable data for the same period in the prior year. Management has not yet determined the amount of revenues and expenses estimated for the remainder of 2003, but anticipates that they will increase based upon the commencement of operations during the last month of 2002.

     Interest income was eliminated for the three months ended June 30, 2003, as compared with $31 for the comparable prior year period, and it was reduced from $62 for the six months ended June 30, 2003, as compared with $31 for the comparable prior year period. Interest expense increased to $524 for the three months ended June 30, 2003, as compared with $424 for the comparable prior year period, and it increased to $948 for the six months ended June 30, 2003, as compared with $831 for the comparable prior year period. On June 1, 2003, Caneum repaid its outstanding promissory notes in the aggregate principal amount of $23,087, together with interest of $2,313. Also on June 1, 2003, Caneum received payment on outstanding loans in the principal amount of $1,250, together with interest of $196. These transactions eliminated all of Caneum's outstanding promissory notes and loans payable as of June 1, 2003.

Liquidity and Capital Resources

     As of June 30, 2003, cash totaled $394,460, as compared with no cash or cash equivalents at December 31, 2002. Cash used in operations was $54,186 during the six month period ended June 30, 2003. During the same period, cash flows from investing activities increased by $28,267 and cash flows from financing activities increased by $476,913. There were no comparable investing or financing activities for the same period last year, and since operations commenced in the last month of the year ended December 31, 2002, there is no material comparable operating data for the same period in the prior year.

     Working capital was $419,445 at June 30, 2003, as compared with negative working capital of ($26,901) at December 31, 2002. This significant increase in working capital was a result primarily of gross proceeds from a stock offering which generated $500,000 in cash during the six month period ended June 30, 2003, and repayment of outstanding notes totaling approximately $23,087, plus interest, on June 1, 2003.

     Management believes that with the anticipated growth in operating cash flows from its new operations, as well as its financing activities from the sale of its common stock, Caneum will generate sufficient cash to satisfy existing operating cash needs and working capital requirements of during 2003. Additionally, Caneum may compensate employees with equity incentives where possible and continue to utilize equity instruments to compensate existing and new employees hired to minimize cash outlays. Management believes this strategy provides the ability to increase stockholder value as well as utilize cash resources more effectively.

     During future quarters, Caneum may seek additional funding to finance future acquisitions. The amount and timing of such capital transactions is not yet known and will depend largely on Caneum's operating needs and the cost to acquire new IT companies. Caneum's ability to secure this additional funding given present market conditions is uncertain, as is the financial effect any such funding may have on Caneum's capital structure or operating results.

Item 3.  Controls and Procedures

     Within 90 days prior to the filing date of this report, our management conducted an evaluation, under the supervision and with the participation of our President and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the President and Principal Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

                                  PART II

Item 2.  Changes in Securities

     During the quarter ended June 30, 2003, the following securities were sold by us without registering the securities under the Securities Act:

  * In April 2003 we sold an additional 120,000 shares of our common stock in our $.001 per share offering for gross proceeds of $120. These shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Of the thirty purchasers of the shares, twenty-one represented that they were accredited investors as defined in Rule 501 of Regulation D at the time of the transaction. Each investor delivered appropriate investment representations with respect to his or her purchase of these shares and consented to the imposition of restrictive legends upon the certificates evidencing the shares. Each investor represented that he or she had not purchased the shares as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each investor also represented that he or she had received a term sheet describing the offering and had received copies of, or had access to, all of the reports made by us with the Securities and Exchange Commission. Each investor further represented that he or she had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the purchase of the shares. No underwriting discounts or commissions were paid in connection with the sale of these shares.

 * In April 2003 we issued 225,000 shares each to Robert F. Mitro and Alan Knitowski, two of our directors, for services rendered to our company and for accepting appointment as directors. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Each of the recipients of the shares represented that he was an accredited investor as defined in Rule 501 of Regulation D at the time of the issuance. Each investor delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the certificates evidencing the shares. Each of the parties represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each party represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the issuance. No underwriting discounts or commissions were paid in connection with this issuance.

 * From April through June 2003 we sold 1,000,000 shares of common stock in our $0.50 per share offering for gross proceeds of $500,000. These shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Each of the fourteen investors represented that he or she was an accredited investor as defined in Rule 501 of Regulation D at the time of the purchase. Each investor delivered appropriate investment representations with respect to the purchase of the shares and consented to the imposition of restrictive legends upon the certificates evidencing such shares. Each investor represented that he or she had not purchased the shares as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each investor also represented that he or she had received a term sheet describing the offering and had received copies of, or had access to, all of the reports made by us with the Securities and Exchange Commission. Each investor further represented that he or she had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with the sale of these shares.

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 12, 2003, shareholders owning 1,735,000 shares, or 56.7% of the total outstanding shares on such date, approved amendments to our articles of incorporation to change the corporate name to "Caneum, Inc." and to adopt a class of preferred shares, and approved our 2002 Stock Option/Stock Issuance Plan.

Item 5.  Other Information

     On June 11, 2003, Alan Knitowski was appointed chairman of the board, and Robert F. Mitro was appointed vice-chairman. Also, on this date
Sukhbir Singh Mudan was appointed treasurer and chief financial officer.
On August 14, 2003, Mr. Mudan resigned the position of chief financial officer and the board determined to leave the office of chief financial officer vacant until futher action.

     On June 20, 2003, Steve Claflin resigned as vice-president of strategic technology. He also returned 100,000 shares of our common stock for cancellation. These shares were returned to the authorized but unissued shares of the company.

     On July 21, 2003, we filed a certificate of amendment to our articles of incorporation to change the name of our company to Caneum, Inc. and to authorize 20,000,000 shares of preferred stock.

     At its regular meeting held on August 14, 2003, the board of directors authorized the granting of five year incentive stock options to certain of the directors in relation to their employment with the Company. The options were granted pursuant to the terms and conditions of the 2002 Stock Option/Stock Issuance Plan. The board granted options to purchase 1,000,000 shares each to Alan Knitowski and Sukhbir Singh Mudan, and 750,000 shares to Robert F. Mitro. The exercise price of the options is $0.55, which was determined by the board to be 110% of the current fair market value of the common stock as determined pursuant to the terms of the plan. The stock options will vest for each option holder as follows:
(i) one-twelfth (1/12th) immediately as a result of the gross revenue for the quarter ended June 30, 2003, exceeding the gross revenue generated during the quarter ended March 31, 2003; (ii) beginning with the current operating quarter, one-twelfth (1/12th) each operating quarter in which the gross revenue for such quarter exceeds the gross revenue of the prior quarter, and/or one-twelfth (1/12th) shall vest for each $250,000 in gross revenue generated cumulatively in the aggregate since inception of the company; and (iii) immediately in the event of a Corporate Transaction, as defined in the Plan.

     In addition, at the regular meeting held on August 14, 2003, the board created an audit committee and a compensation committee. Jason Daggett and Dr. Avtar Singh Ranshi were each appointed to both committees and Mr. Daggett was selected to be the chair of each committee.

     Also at its regular meeting on August 14, 2003, the board authorized the granting of five year options to its outside directors for appointment as directors, appointment to committees of the board, and for serving as chairman of the committees. The board granted options to purchase 55,000 shares to Jason Daggett and 45,000 shares to Dr. Avtar Singh Ranshi. The exercise price of the options is $0.50, which was determined by the board to be the current fair market value of the common stock as determined pursuant to the terms of the Plan. All of the options are to be granted pursuant to the company's 2002 Stock Option/Stock Issuance Plan. Each option will vest at the rate of 1/4th of the total options granted at the end of each three-month period and immediately in the event of a Corporate Transaction, as defined in the Plan.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          3.5  Certificate of Amendment filed July 21, 2003

          99.1 Written Statement of the Chief Executive Officer and Principal Financial Officer with respect to compliance with
               Section 13(a) of the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the second quarter ended June 30, 2003.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Caneum, Inc.

Date:  August 14, 2003             By /s/ Sukhbir Singh Mudan
                                      Sukhbir Singh Mudan, President and
                                      Principal Financial Officer (Principal
                                      executive officer, principal financial
                                      officer, and chief accounting officer)

                              CERTIFICATIONS

I, Sukhbir Singh Mudan, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Caneum, Inc.;

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

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date:  August 14, 2003             /s/ Sukhbir Singh Mudan
                                   Sukhbir Singh Mudan, President and
                                   Principal Financial Officer