Form 10QSB
period 2003-09-30
CANEUM INC
filed 2003-11-07
CIK 1118961

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2003

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

                      Commission File Number: 0-30874

                               Caneum, Inc.
            (Exact name of Registrant as specified in charter)

            Nevada                            33-0916900
State or other jurisdiction of          I.R.S. Employer I.D. No.
incorporation or organization

170 Newport Center Drive, Suite 220, Newport Beach, CA      92660
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:  (949) 273-4000

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days.
(1) Yes [X]  No [ ]   (2) Yes [X]  No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 3, 2003, there were 4,010,000 shares of our common stock outstanding.

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

     In our opinion all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of our company as of September 30, 2003, and the results of its operations and changes in its financial position from March 1, 2000, through September 30, 2003, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2002.

                               Caneum, Inc.
                       (A Development Stage Company)
                               Balance Sheet

                                                   September 30, December 31,
                                                       2003         2002
                                                    -----------  -----------
                                                    (Unaudited)
                                  Assets
Current Assets
   Cash & Cash Equivalents                          $  609,599   $      -
   Accounts Receivable                                  21,000          -
   Interest Receivable                                     -            144
   Note Receivable - Related Party                         -          1,250
                                                     ---------    ---------
     Total Current Assets                              630,599        1,394

Property & Equipment
   Software                                                100          -
                                                     ---------    ---------
     Total Property & Equipment                            100          -

Other Assets
   Deposits                                             15,000          -
   Available-for-Sale Securities                        21,642          -
                                                     ---------    ---------
     Total Other Assets                                 36,642          -
                                                     ---------    ---------
     Total Assets                                   $  667,341   $    1,394
                                                     =========    =========

                   Liabilities and Stockholders' Equity

Current Liabilities
   Accounts Payable                                 $   16,050   $    1,220
   Interest Payable                                        -          3,988
   Note Payable - Related Party                            -         23,087
                                                     ---------    ---------
     Total Current Liabilities                          16,050       28,295

Stockholders' Equity
   Preferred Stock, 20,000,000 Shares Authorized
    at $.001 Par Value, Zero Outstanding                   -            -
   Common Stock, 100,000,000 Shares Authorized
    at $.001 Par Value; 3,558,800 & 1,000,000 Shares
    Issued and Outstanding Respectively                  3,559        1,000
   Additional Paid In Capital                          869,191        9,000
   Deficit Accumulated in the Development Stage       (224,839)     (36,901)
   Accumulated Other Comprehensive Income                3,380          -
                                                     ---------    ---------
     Total Stockholders' Equity                        651,291      (26,901)
                                                     ---------    ---------
     Total Liabilities and Stockholders' Equity     $  667,341   $    1,394
                                                     =========    =========

              See accompanying notes to financial statements.

                               Caneum, Inc.
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                                         For the Period
                                                                                         March 1, 2000
                                 For the Three Months Ended   For the Nine Months Ended   (Inception)
                                   September    September      September    September     to September
                                   30, 2003     30, 2002       30, 2003     30, 2002       30, 2003
                                  -----------  -----------    -----------  -----------    -----------
Revenue
   Website Revenue                $       -    $       -      $     5,108  $       -      $     5,108
   IT Consulting                       21,000          -           31,000          -           31,000
                                   ----------   ----------     ----------   ----------     ----------
     Total Revenues                    21,000          -           36,108          -           36,108

Cost of Goods Sold                     27,531          -           31,101          -           31,101
                                   ----------   ----------     ----------   ----------     ----------
Gross Profit                           (6,351)         -            5,007          -            5,007

Operating Expenses
   General & Administrative            34,875          -           43,144        5,332         76,199
   Legal & Professional                32,875          -           56,043          -           56,043
   Rent                                 1,500          -            2,000          -            2,000
   Travel & Entertainment               9,068          -            9,068          -            9,068
   Wages                               55,000          -           88,177          -           88,177
                                   ----------   ----------     ----------   ----------     ----------
     Total Operating Expenses         133,318          -          198,432        5,332        231,487
                                   ----------   ----------     ----------   ----------     ----------
     Income (Loss)
     from Operations                 (139,669)         -         (193,425)      (5,332)      (226,480)

Other Income (Expenses)
   Other Income                        11,784          -           11,784          -           11,784
   Gains (Losses) from Sale of
    Securities                         (5,540)         -           (5,540)         -           (5,540)
   Interest Income                        191           31            222           93            366
   Interest Expense                       -           (455)          (979)      (1,348)        (4,969)
                                   ----------   ----------     ----------   ----------     ----------
     Total Other Income
     (Expenses)                         6,435         (424)         5,487       (1,255)         1,641
                                   ----------   ----------     ----------   ----------     ----------
     Income (Loss) Before Taxes      (133,234)        (424)      (187,938)      (6,587)      (224,839)

     Taxes                                -            -              -            -              -
                                   ----------   ----------     ----------   ----------     ----------
     Net Income (Loss)            $  (133,234) $      (424)   $  (187,938) $    (6,587)   $  (224,839)
                                   ==========   ==========     ==========   ==========     ==========


     Loss Per Common Share        $     (0.03) $       -      $     (0.08) $     (0.01)

     Weighted Average
      Outstanding Shares            3,220,115    1,000,000      2,031,724    1,000,000


Other Comprehensive Income
     Net Loss                     $  (133,234) $       -      $  (187,938) $       -      $  (224,839)
     Other Comprehensive Income:
      Unrealized Holding Gain           3,380          -            3,380          -            3,380
                                   ----------   ----------     ----------   ----------     ----------
     Comprehensive Income (Loss)  $  (129,854) $       -      $  (184,558) $       -      $  (221,459)
                                   ==========   ==========     ==========   ==========     ==========

              See accompanying notes to financial statements.

                             Caneum, Inc.
                    (A Development Stage Company)
                       Statement of Cash Flows
                             (Unaudited)

                                                                             For the Period
                                                                             March 1, 2000
                                                 For the Nine Months Ended   (Inception)
                                                   September    September    to September
                                                   30, 2003      30, 2002      30, 2003
                                                 ------------  ------------  ------------
Cash Flows from Operating Activities
  Net Income (Loss)                              $  (187,938)  $    (6,587)  $  (224,839)
  Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by
  Operating Activities:
    Stock Issued for Services                         26,050           -          29,030
    Loss on Sale of Securities                         5,540           -           5,540
    (Increase) in Deposits                           (15,000)          -         (15,000)
    (Increase) Decrease in Interest Receivable           144           (93)          -
    (Increase) in Accounts Receivable                (21,000)          -         (21,000)
    (Decrease) Increase in Accounts Payable -
     Interest Payable                                 10,842         5,308        16,050
                                                  ----------    ----------    ----------
       Net Cash Provided (Used) by
       Operating Activities                         (181,362)       (1,372)     (210,219)

Cash Flows From Investing Activities
  Payments for Available-for Sale Securities        (421,465)          -        (421,465)
  Proceeds from Available-for-Sale Securities        397,663           -         397,663
  Proceeds from Note Receivable                        1,250           -             -
                                                  ----------    ----------    ----------
       Net Cash Provided (Used) by
       Investing Activities                          (22,552)          -         (23,802)

Cash Flows from Financing Activities
  Issuance of Common Stock for Cash                  836,600           -         843,620
  Payments on Notes Payable                          (23,087)          -             -
                                                  ----------    ----------    ----------
       Net Cash Provided (Used) by
       Financing Activities                          813,513           -         843,620
                                                  ----------    ----------    ----------
       Increase (Decrease) in Cash                   609,599        (1,372)      609,599

       Cash, Beginning of Period                         -           1,372           -
                                                  ----------    ----------    ----------
       Cash, End of Period                       $   609,599   $       -     $   609,599
                                                  ==========    ==========    ==========


Supplemental Cash Flow Information
   Interest                                      $       979   $       -     $       524
   Income Taxes                                          -             -             -

              See accompanying notes to financial statements.

                             Caneum, Inc.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 2003

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

Method of Accounting: The Company uses the accrual method of accounting and recognizes revenues and expenses in the period in which the services are performed.

NOTE 3 - INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No.
109 "Accounting for Income Taxes" in the fiscal year ended December 31, 2000 and has applied the provisions of the statement to the current year which resulted in no significant adjustment.

                             Caneum, Inc.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 2003

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

The Company has cumulative net operating loss carryforwards over $199,000 at September 30, 2003. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at June 30, 2003 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTE PAYABLE RELATED PARTY

The Company had issued several promissory notes to various companies whose officers and/or directors are shareholders of the Company.
During the quarter ended June 30, 2003, all notes were paid in full including the accrued interest associated with the notes.

NOTE 5 - COMMON STOCK

Through the issuance of 10,000 shares of common stock the Company acquired the rights and title to various software programs for E.com Advantage, Inc. The shares were issued at $.01 per share.

During the nine months ended September 30, 2003, the Company issued 1,000,000 shares of common stock for cash at $0.50 per share.
Additionally, 448,800 shares of common stock were issued for cash in a private offering at $0.75 per share.

During the period ended September 30, 2003, the Company issued 600,000 shares of common stock at par value, 50,000 shares at $0.50 and 450,000 shares at par value to directors of the Company for services rendered in behalf of the Company.

                             Caneum, Inc.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 2003

NOTE 6 - STOCK OPTIONS

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

NOTE 7 - SUBSEQUENT EVENT

Following the close of the nine month period ended September 30, 2003, the Company completed equity financing related to a private offering of $750,000. Accordingly, 551,200 shares of common stock were issued for cash at $.75 per share.

Item 2.  Management's Discussion and Analysis and Plan of Operation

     The following discussion should be read in conjunction with our audited financial statements and related notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

Introduction

     Prior to December 2002, we had no operating history. We are is in the business of developing and marketing a broad array of software development, IT consulting and business process outsourcing (BPO) products and services. Caneum's core operating business is centered upon developing and marketing a broad array of products and services for BPO. These BPO products and services include:

       *  Data entry, data collection and data gathering;
       *  Web site development and maintenance;
       *  IT audits;
       *  Network monitoring and maintenance;
       *  Online technical product support;
       *  Call centers and customer support;
       *  Sustainment engineering and bug fixing;
       *  Software, hardware and product development;
       *  Application integration and development;
       *  Systems integration and development;
       *  Operational management consulting; and
       *  Business planning and strategy.

     In December 2002, we acquired all of the assets of E.com Advantage Inc. for 10,000 shares of our common stock. The assets of E.com Advantage primarily consisted of a number of proprietary software programs, which we intend to market and/or license to third parties. In the first quarter of 2003 we commenced operations of managing and outsourcing software development and software maintenance projects, and offering an extensive range of BPO alternatives for our customers.

     We deliver customer specific, high-quality, cost-effective, BPO solutions, including software development and maintenance, call center based solutions that meet data entry, data gathering and transcription needs of our clients, communications infrastructure outsourcing, program management and operational management consulting. These services are delivered through the use of seamless on-site and offshore project teams. Our solutions are customized to meet the requirements for each specific customer demand.

Business Overview

     We recently began our business of software development and BPO services. We provide professional information technology services to our customers through an integrated business model that combines a technical and account management team located on-site at the customer location and a number of software development partner companies located in India and elsewhere. The partner companies' core competencies include web-centric applications, data warehousing, embedded software, component-based development, legacy and client-server systems and information technology audits. We also have access to Indian-based resources to outsource complementary services such as call centers, hosted communications services and business processes.

     Based in Newport Beach, California, our charter is to (1) to develop and market our software development, IT consulting, and BPO services, and
(2) to acquire and grow micro cap companies in the software and information technology sectors. We recently closed our initial rounds of funding and intend to apply for quotation on the Pink Sheets or the OTC Bulletin Board during fourth quarter of 2003 or first quarter of 2004. The principal value proposition for an acquired company is to provide an exit strategy for their shareholders, given that the IPO and VC funding options may no longer be available or attractive to them.

Background

     The current environment of tight capital markets and the economic downturn, particularly for privately held micro cap software and technology companies, has created a dilemma for many quality companies that are maintaining profit margins, but have no way to grow and no exit strategy in sight. We believe our acquisition strategy, utilizing our public stock as currency, represents a timely and appropriate vehicle to acquire these successful private companies and provide their shareholders a liquidity event for an exit. At the same time, it provides the acquired company's management team the opportunity to continue to run and grow their companies.

     The impetus for creating shareholder value within the software and technology sectors is the large number of private companies that are seeking an exit strategy, and can be acquired at attractive valuations. Therefore, management believes there is an immediate opportunity to create incremental value by merging these undervalued, high quality companies under a single publicly traded umbrella such as our company.

Recent Developments

     During the quarter ended September 30, 2003, we further solidified our business relationships with several large multinational customers. Our key customers in this category include a provider of high-end analytical consulting and advanced decision support for marketing and location strategy (part of a Dutch based public group), a large US public software company that is a leading provider of enterprise management solutions, and an Asian worldwide manufacturer of electric and electronic products.

     Our revenues for the third quarter were primarily a result of our relationship with a subsidiary of the Dutch group that offers lifestyle data, demographic information and purchase preferences of American and European consumers for precision marketing applications. Our understanding is that the management of the subsidiary company intends, wherever possible, to outsource all their non-core activities to our company. Our revenues in the third quarter were primarily attributable to initial, successful pilot projects that we completed on their behalf. We anticipate, and have already started preliminary work on significant additional outsourcing revenues from this client for subsequent quarters.

     For the large public software company we have been in discussions on providing them with a Build Operate and Transfer outsourcing solution for their mainframe arm. Traditionally, most software outsourcing work has tended to be in the client server, such as Windows or web type of development. However, we have been able to provide them with compelling offshore resumes that they have now committed to finding a pilot project with a view to expanding that relationship to meet a major corporate initiative to outsource a large portion of their mainframe systems development work. If successful, we could be charged with building a team of up to 200 engineers on their behalf. Our time horizon in consummating this deal is currently several months.

     Our relationship with a global Asian electronic and electric products manufacturer has resulted in a Letter of Intent that essentially states that we are a partner for outsourcing their IT development work from their San Diego based research division. We have been discussing several projects, including long term projects, that might require us to provide significant software resources. At the same time we have been providing high level strategic advice to them including a board level introduction to Vodafone. The nature of this effort, we anticipate, will be recognized by our client in some form of a retainer agreement for us. The advantage to us in having such arrangements and relationships is that we are perceived by our clients as an outsourcing partner with additional value-added that none of the traditional outsourcing companies are in a position to provide.

     Besides these multinational, flagship prospects and customers, we are also very actively pursuing several Californian based BPO opportunities.
At present we are in discussions with several companies who have expressed a strong willingness to consider our outsourcing services for various projects and applications. A proportion of these are recurrent revenue opportunities that would allow us to establish longer term more predictable revenue streams.

Business Strategy

     Our Business Objectives

     Our strategic objective is to consolidate the small mid-tier software developer segment in the United States. We intend to pursue the following strategies to achieve this objective:

       * Acquire Long-Term Customer Relationships and Strategic Alliances. We seek to acquire long-term strategic relationships with our customers and business partners. We will attempt to leverage these relationships into additional project opportunities.

       * Pursue Selective Strategic Acquisitions. We believe that opportunities exist in the fragmented information technology services market and intend to expand our business through selective strategic acquisitions. We believe that acquisition candidates may enable us to expand our geographic presence, enter new technology areas, or expand capacity, with a particular focus on consolidating the mid tier software segment.

     In addition to our current operations, we intend to actively target additional software-related companies for acquisition. Management anticipates that such acquisitions would be funded primarily using our authorized, but unissued shares of common stock. The anticipated result of such acquisitions will be to provide additional software products or product maintenance, and/or to augment our current staff. Our strategy is to acquire mature, quality companies with sound financials, intriguing technology, a loyal customer base, and talented management teams that have a passion for what they are doing and want to continue to run and grow their companies. It is anticipated that each acquired business would remain a separate, self-funding unit with minimal overhead. We have unrestricted discretion in seeking and participating in a business opportunity.

     The acquired companies would be strategically diversified across industries to reduce the potential impact of a downturn in any industry sector.

     While our strategy is to acquire mature, cash flow positive, profitable companies, we are also interested in identifying additional growth opportunities that are not currently being addressed within the individual company's business plan. These growth opportunities will be evaluated for the potential to infuse additional capital to fund selected growth opportunities.

     Advantages to Acquired Companies

     Acquired companies may take advantage of centralized corporate services, such as: benefit programs, professionally managed offshore software development, financial services, human resource management support, business process outsourcing, and data network management and maintenance. By availing themselves of these centralized services, the company management teams can better focus their energies and core skill sets on achieving their operational plans, and their growth and profitability goals. And while the companies will primarily focus on their respective business plans, cross-company opportunities and economies of scale may emerge to increase the profitability of the individual companies.

     In addition, management believes that creating a public market for our stock would increase the likelihood that existing business ventures may be willing to negotiate with us. We intend to seek quotation of our common stock on the Pink Sheets or the OTC Bulletin Board. In connection with the application for quotation of the our common stock on the Pink Sheets or the OTC Bulletin Board, management intends to seek a broker-dealer to become the initial market maker for our common stock and to submit the application to the Pink Sheets or the OTC Bulletin Board. There have been no preliminary discussions or understandings between us, or anyone acting on our behalf, and any market maker regarding such application or the participation of any such market maker in the future trading market for our common stock. Management intends to contact broker-dealers who make markets in the stock of Pink Sheet or Bulletin Board companies until one agrees to make the application. There is no assurance that we will be successful in locating such a broker-dealer, or that the application, if submitted, would be approved. We do not intend to use outside consultants to obtain market makers. In addition, we do not intend to use any of our shareholders to obtain market makers.

     Selection Criteria for Acquisition Targets

     Prospective acquisitions will be selected for their profitability, technology, market position, and customer base and for their experienced management teams. Acquisition terms will limit financial risk to our shareholders by setting specific performance milestones in order to receive full purchase consideration. The management teams will also enter into employment contracts to retain their services. The consideration, in the form of our stock, will also align their interests with those of our shareholders.

     Management intends to consider a number of factors prior to making any final decision as to whether to purchase a company or to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development stage, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Management will meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

     Selection Process for Acquisitions

     We have begun negotiations with potential business ventures, but other than the acquisition of the assets of E.com Advantage, Inc., have not entered into any definitive agreement or arrangement. Management believes there is a large reservoir of quality companies that meet our acquisition criteria, and are stymied by the lack of an exit strategy. This presents us with a very timely opportunity to aggregate a diversified set of undervalued micro cap software and technology companies, thus building a solid foundation to grow through both acquisition and organic growth.

     At the same time, we are positioned to take advantage of the early stage of a potential software and technology sector recovery, and to capitalize on the recovery to accelerate valuation, and likewise be an attractive M&A candidate ourselves.

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as we have only limited resources available to us, it may be difficult to find good opportunities. There can be no assurance that we will be able to identify and acquire any business opportunity based on management's business judgment.

     We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community, attorneys, and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include our directors, executive officers, beneficial owners or our affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals. Our directors and executive officer have not used any particular consultants, advisors or finders on a regular basis to locate potential business opportunities.

     The possibility exists that we may acquire or merge with a business or company in which our executive officers, directors, beneficial owners or our affiliates may have an ownership interest. Our current policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Competition

      There is a high degree of competition among companies seeking to acquire interests in IT service companies such as those we may target for acquisition. A large number of established and well-financed entities, including large IT consulting companies, systems integrators and venture capital firms, are active in acquiring interests in companies that we may find to be desirable acquisition candidates. Many of these entities have significantly greater financial resources, technical expertise and managerial capabilities than do we. Consequently, we may be at a competitive disadvantage in negotiating and executing possible acquisitions of these entities as many competitors generally have easier access to capital than do we. Although entrepreneur-founders of privately held IT service companies may place greater emphasis on the ease of access to capital than on obtaining the management skills and networking services that we can provide, management believes that it offers unique and attractive benefits, including the ability of the founders and management to preserve their business culture and identity while leveraging the strengths of an acquired company.

     In addition, each of the prospective acquired companies will undoubtedly face significant competition in their individual markets. With limited barriers to entry we believe competition will continue to grow both from new entrants to the market as well as from existing participants, such as software vendors expanding the breadth of their services into the market served.

     We believe that competition in the IT consulting services market is based upon the following factors:

       *  Speed of response to customer requests;
       *  Flexibility and willingness to adapt to customer needs;
       *  Responsiveness to customer demands;
       *  Number and availability of qualified engineers and programmers;
       *  Project management capability;
       *  Technical expertise;
       *  Size and reputation;
       *  Brand recognition and geographic presence; and
       *  Price.

     It can be assumed that we and any acquired company will compete with numerous large companies that have substantially greater market presence and financial, technical, marketing and other resources than we have, such as Accenture, IBM Global Services, Keane and EDS. These competitors include (i) large information technology consulting and service providers and application software firms; (ii) international, national, regional and commercial Internet service providers (ISPs) who have consulting services divisions; (iii) established on-line services companies; (iv) computer hardware, software and other technology companies; (v) application service providers and (vi) major accounting firms. Many of our competitors expanded their service offerings over the past several years and increased their focus on e-Business and IT professional services markets, thus increasing the number of organizations that are providing services similar to ours.

     As a result of continued competition, we expect to encounter pricing pressure, which in turn could result in reductions in the average selling price of our BPO and other services. There can be no assurance that we will be able to offset the effects of any such price reductions through an increase in the number of customer engagements, higher revenue from enhanced services, cost reductions or otherwise. In addition, we believe that continuing consolidation in the business and IT professional services market could result in increased price pressure and other competition in the industry.

Industry Overview

     Many companies today face increasing customer demands to improve service levels, lower costs, and shorten time to market. In this competitive environment, improving information technology and communications systems and leveraging the Internet are critical to achieving these objectives. At the same time, the pace of technology evolution has accelerated. In order to remain competitive, companies are increasingly required to adopt emerging technologies.

     These emerging technologies offer the promise of faster, more responsive, lower cost business operations. However, their development, integration and on-going management present major challenges and require a large number of highly skilled individuals trained in many diverse technologies. In addition, companies also require additional technical resources to maintain, enhance and re-engineer their core legacy systems for e-business and communications and to address application management projects.

     Many companies have made the strategic decision to focus on their core competencies and reduce their cost structures rather than invest in the additional large information technology and communications staffs that are necessary to evaluate, implement and manage information technology and communications infrastructure initiatives in a rapidly changing environment. Consequently, these companies have turned to information technology and communications service providers, both to develop and implement new information technology solutions and to maintain core systems.

     As the global demand for information technology and communications services has increased, the number of qualified technical professionals has not kept pace with such demand. As a result, some information technology and communications service providers have attempted to access the large talent pool in certain developing countries, particularly India. India is widely acknowledged as a leader in offshore software development and has the second largest pool of information technology talent behind the U.S. Historically, information technology and communications service providers have used the offshore labor pool primarily to supplement the internal staffing needs of customers. However, evolving customer demands have led to the utilization of offshore resources for higher value-added services. Such services include application development, software integration, software maintenance, and call centers. The use of offshore personnel can offer a number of benefits, including faster delivery of new information technology and communications solutions, more flexible scheduling, and lower costs. However, utilizing an offshore workforce to provide value-added services presents a number of challenges to information technology and communications service providers.

     The offshore implementation of value-added software and communications services requires highly developed project orchestration skills. Such skills are necessary to design, develop and deploy high-quality technology solutions in a timely and cost-effective manner. In addition, information technology and communications service providers must have the methodologies, processes, and communications capabilities to successfully integrate offshore workforces with on-site personnel. Service providers must also have strong research and development capabilities and technology competency centers. Finally, service providers utilizing offshore workforces must continually recruit and manage their workforces to deliver solutions using emerging technologies. As a result of the increasing demand for global information technology and communications services, management believes a significant opportunity exists for information technology and communications service providers that can successfully address the challenges in utilizing an offshore talent pool.

Critical Accounting Policies

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to Caneum's critical accounting policies in the third quarter ended September 30, 2003.

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

Results of Operations

     During third quarter of 2003 we generated revenues of $21,000 and incurred operating expenses of $133,318. For the nine months ended September 30, 2003, we generated revenues of $36,108 and incurred operating expenses of $198,432. These revenues were generated primarily from our IT and Business Process Outsourcing (BPO) consulting services. Since operations commenced in the last month of the year ended December 31, 2002, there is no comparable data for the same period in the prior year. Management has not yet determined the amount of revenues and expenses estimated for the remainder of 2003, but anticipates that they will increase based upon the commencement of operations during the last month of 2002.

     During the third quarter we generated $11,784 in investment income from a return on the investment of a portion of the proceeds of our stock offerings. No comparable income was generated by us prior to this quarter.

     Interest income for the three months ended September 30, 2003, was $191 as compared with $31 for the comparable prior year period, and it increased to $222 for the nine months ended September 30, 2003, as compared with $93 for the comparable prior year period. This increase was due to interest generated from the deposit of a portion of the proceeds from our stock offerings in interest bearing accounts.

     Interest expense was eliminated for the three months ended September 30, 2003, as compared with $455 for the comparable prior year period, and it decreased to $979 for the nine months ended September 30, 2003, as compared with $1,348 for the comparable prior year period. On June 1, 2003, we repaid our outstanding promissory notes in the aggregate principal amount of $23,087, together with interest of $2,313. Also on June 1, 2003, we received payment on outstanding loans in the principal amount of $1,250, together with interest of $196. These transactions eliminated all of our outstanding promissory notes and loans payable as of June 1, 2003.

Liquidity and Capital Resources

     As of September 30, 2003, cash totaled $609,599, as compared with no cash or cash equivalents at December 31, 2002. Cash used in operations was $181,362 during the nine month period ended September 30, 2003. During the same period, cash flows used by investing activities decreased by $22,552 and cash flows from financing activities increased by $813,513. There were no comparable investing or financing activities for the same period last year, and since operations commenced in the last month of the year ended December 31, 2002, there is no material comparable operating data for the same period in the prior year.

     Working capital was $614,549 at September 30, 2003, as compared with negative working capital of ($26,901) at December 31, 2002. This significant increase in working capital was a result primarily of gross proceeds from two stock offerings which generated a total of $874,100 in cash during the nine month period ended September 30, 2003, and repayment of outstanding notes totaling approximately $23,087, plus interest, on June 1, 2003.

     The first offering of our common stock was conducted in the second quarter from approximately May through June 2003. We offered an aggregate of 1,000,000 shares at $.50 per share and realized gross proceeds of $500,000. Alan S. Knitowski, Robert F. Mitro, and Dr. Avtar Singh Ranshi, directors of our company, each purchased 100,000 shares for $50,000 each.

     The second offering was conducted from approximately August to October 2003. We offered an aggregate of 1,000,000 shares at $.75 per share and realized gross proceeds of $750,000. Mr. Knitowski purchased 66,667 shares in the offering for $50,000; Mr. Mitro purchased 84,000 shares for $63,000; and Sukhbir Singh Mudan, our President and a director, purchased 1,032 shares for $774. Of the total amount raised, $374,100 was raised prior to the close of the third quarter, and $375,900 was raised in the fourth quarter.

     Management believes that with the anticipated growth in operating cash flows from its new operations, as well as its financing activities from the sale of its common stock, Caneum will generate sufficient cash to satisfy existing operating cash needs and working capital requirements during 2003 and through September 30, 2004. Additionally, Caneum may compensate employees with equity incentives where possible and continue to utilize equity instruments to compensate existing and new employees hired to minimize cash outlays. Management believes this strategy provides the ability to increase stockholder value as well as utilize cash resources more effectively.

     During future quarters, we may seek additional funding to finance future acquisitions. The amount and timing of such capital transactions is not yet known and will depend largely on our operating needs and the cost to acquire new IT companies. Our ability to secure this additional funding given present market conditions is uncertain, as is the financial effect any such funding may have on our capital structure or operating results.

Forward-Looking Statements

     This report contains certain forward-looking statements and information that are based on assumptions made by management and on information currently available. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," and similar expressions, as they relate to our company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of our company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others the following: changes in the IT industry; changes in out-sourcing and off-shore operations; a general economic downturn; a further downturn in the securities markets; our early phase of operations; reliance on foreign suppliers and contractors; the inability to locate suitable acquisition targets; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

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

                                  PART II

Item 2.  Changes in Securities

     During the quarter ended September 30, 2003, the following securities were sold by us without registering the securities under the Securities
Act:

  * In August 2003 we granted options to Alan S. Knitowski, our Chairman, to purchase 1,000,000 shares at $.55 per share; we granted options to Sukhbir Singh Mudan, our President and a director, to purchase 1,000,000 shares at $.55 per share; we granted options to Robert F. Mitro, a director, to purchase 750,000 shares at $.55 per share; we granted options to Jason Daggett, a director, to purchase 55,000 shares at $.50 per share; and we granted options to Dr. Avtar Singh Ranshi, a director, to purchase 45,000 shares at $.50 per share.
     These options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Each of the recipients of the options represented that he was an accredited investor as defined in Rule 501 of Regulation D at the time of the granting. Each person delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the documents evidencing the options. Each of the parties represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each party represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the grants. No underwriting discounts or commissions were paid in connection with the grants.

  * In August 2003 we issued 50,000 shares of common stock to Ronald N. Vance, our outside legal counsel, for legal services performed for our company. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Vance delivered appropriate investment representations with respect to the issuance of the shares and consented to the imposition of restrictive legends upon the certificates evidencing such shares. Mr. Vance represented that he had not purchased the shares as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. He also represented that he had had access to all of the reports made by us with the Securities and Exchange Commission. Mr. Vance further represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with the issuance of these shares.

  * From August to October 2003 we sold 1,000,000 shares of common stock in our $0.75 per share offering for gross proceeds of $750,000. These shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Of the total investors, seven represented that they were not accredited investors and twenty-three represented that they were accredited as defined in Rule 501 of Regulation D at the time of the purchase. Each investor delivered appropriate investment representations with respect to the purchase of the shares and consented to the imposition of restrictive legends upon the certificates evidencing such shares.
     Each investor represented that he had not purchased the shares as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each investor also represented that he had received a term sheet describing the offering and had received copies of, or had access to, all of the reports made by us with the Securities and Exchange Commission. Each investor further represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with the sale of these shares.

Item 5.  Other Information

Management

     Since our most recent year-end, our management has changed. Set forth below is a table describing the current executive officers and directors and certain background information on these individuals:

     Name                  Age   Position(s)                       Since
     Sukhbir Singh Mudan   54    Director, President & Treasurer   2002
     Alan S. Knitowski     34    Chairman                          2003
     Robert F. Mitro       62    Director & Vice-Chairman          2003
     Jason Daggett         31    Director                          2003
     Avtar Singh Ranshi    56    Director                          2003

     Sukhbir Singh Mudan has been the President since August 1, 2002, and has been the Treasurer since June 11, 2003. Mr. Mudan has also been the COO and Venture Partner of IP Capital Partners in La Jolla, California since 2000. IP Capital Partners was focused on identifying and creating value in early to mid stage technology companies that are poised to become future leaders in their specific market segments. IP Capital leverages its access and special ties to the region's universities and research centers with its deep business community and industry contacts to identify and facilitate the growth of next generation technology companies. Mr. Mudan is a technology and business strategist who was a principal at Nextera Interactive, a technology and management consulting company that is part of Knowledge Universe from 1997 to 2000. In 1986 he founded Comwave Inc., originally a Packet Data radio company and subsequently a Fax Broadcasting company that was acquired by a publicly traded company in 1992. In his capacity as CEO, he led the company from a small UK based company to becoming a global company with offices in various countries interconnected by a private data network. Previously, from 1981 to 1986, Mr. Mudan was a principal consultant with Booz Allen and Hamilton. Mr. Mudan graduated in Chemical Engineering from Imperial College, London University and completed a Masters degree in Management Studies from Balliol College, Oxford University.

     Alan S. Knitowski has been the chairman of the board since June 11, 2003. Since November 2000 he has been involved in a number of companies in a number of ongoing capacities including: advisory board member of IntEnt Media Ventures, board member of Zentronix Pty Limited (Australia) and angel investor in privately held technology, media, biotechnology and energy companies. From August 2000 to July 2003 Mr. Knitowski was co-founder and board member of Telverse Communications, a next-generation advanced services ASP focused on wholesale communications services for carriers, service providers and value-added resellers, which was acquired by Level 3 Communications. From November 2000 to March 2003 Mr. Knitowski was Director of Marketing for the Voice Technology Group at Cisco Systems and was responsible for business, market and community development, including business planning and strategy for Cisco's global packet voice initiatives. In November 2000, Mr. Knitowski joined Cisco as part of the Vovida Networks acquisition, where he served as founder, President and CEO and led the company from idea conception in February 1999 through its eventual acquisition by Cisco.

     From December 2000 to October 2002 Mr. Knitowski was an investor and board member of vCIS, a proactive software behavior analysis and anti-virus security company, and helped negotiate and structure its acquisition by Internet Security Systems. Additionally, from April 1999 to October 2002 he was a founding board member of both the Open Multimedia Protocol Alliance and the International Softswitch Consortium, which were subsequently merged and scaled to nearly 200 companies prior to renaming itself to become the International Packet Communications Consortium in 2003. During his tenure at the consortium, Mr. Knitowski served as its Vice Chairman, Co-Chair of its Government Liaison Working Group and one of its external evangelists.

     Previously, Mr. Knitowski worked in various operational, line management and consulting roles with The Results Group, from June 1998 to February 1999; Nortel Networks, from August 1996 to June 1998; Hewlett-Packard, from May 1991 to September 1991; and the United States Army, from September 1991 to August 1996, where he served as an Airborne, Air Assault and Ranger qualified Captain in the Corps of Engineers both domestically and abroad. Mr. Knitowski received his Bachelor of Science degree in industrial engineering in 1991 from the University of Miami. He received his Master of Science degree in industrial engineering in 1992 from the Georgia Institute of Technology, and his MBA in 1999 from the Haas School of Business at the University of California at Berkeley. He has delivered and moderated general and executive sessions at various events and conferences within the communications industry and has appeared on both radio and television to discuss next-generation networking and packet voice.

     Robert F. Mitro has been the vice-chairman of the board since June 11, 2003. He had been retired since October 2002. From January 2001 until October 2002, he was President, CEO, and CFO of vCIS, Inc., a proactive software behavior analysis and anti-virus security company which was acquired by Internet Security Systems in 2002. Prior to joining vCIS Technology, Mr. Mitro has held numerous executive positions including President of eCycle, Inc. from January 1998 to April 1999; President and COO of Engelhard/ICC from June 1994 to April 1995; Senior Vice-President and General Manager of PictureTel Sales, Marketing and Services Group from September 1988 to June 1994; Vice-President Sales and Marketing for Harris Corporation from October 1985 to July 1988; plus Group Director for IBM Storage Systems Group from October 1984 to September 1985, and Manager for IBM Engineering/Scientific Marketing from March 1981 to September 1984 during a 17 year career at IBM from November 1968 to September 1985. In addition to his general management experience, Mr. Mitro has had a successful 30 year sales, marketing and business development career in maximizing revenues and profits for a variety of companies in the high tech industry, including extensive experience in business strategy and development, organization development, market entry for emerging products and markets, global market and channel development; strategic partner alliances, and joint venture investment strategies for both large corporations and start-up companies alike. Mr. Mitro has recently served on the board of directors of Vovida Networks from February 1999 to November 2000 when it was acquired by Cisco Systems. He has served as a director of Televerse Communications from August 2000 to July 2003 when it was acquired by Level 3 Communications, and vCIS Technology from January 2000 to October 2002 when it was acquired by Internet Security Systems. Mr. Mitro received a Bachelor of Engineering from Stevens Institute of Technology, Hoboken, New Jersey, in 1965, and completed Executive Programs at the Graduate Schools of Business at Harvard University in 1975 and the University of Michigan in 1979.

     Jason Daggett was our treasurer from December 19, 2002, until May 16, 2003. He has been the president of BDR Showalter, a financial services company in Las Vegas, Nevada, since 1999. Since 1999 he has also been the President of Monico Capital Partners, LLC, a financial services company located in Los Angeles, California. Monico Capital addresses the financial needs of high net worth individuals and small institutions with a focus in the areas of early stage funding, mergers and acquisitions. Monico Capital is 50% owned by Cygni Capital LLC. From 1996 through 1998, Mr. Daggett served retail and institutional clients at The Boston Group, a Century City, California, investment banking firm, and First Financial Services, a pension and 401K advisory firm. Mr. Daggett received his Bachelor of Science degree in psychology from Mercyhurst College in 1994, and received his Masters Degree in Clinical Psychology from Pepperdine University in 1996.

     Dr. Avtar Singh Ranshi has, since 1991, been a director of Spotform, PLC, an English limited liability company engaged in the car and van rental business. He received his Bachelor of Science, Masters of Science, and Doctorate degrees from the University of Manchester, UK, in 1970, 1972, and 1974, respectively. Dr. Ranshi worked for four years, from 1975 to 1978, for National Nuclear Corporation primarily focusing on the structural impact of an earthquake or aircraft impact on nuclear power stations. He then worked for twelve years, from 1978 to 1990, for SDRC, a US company, where he held several management positions in Technical Support, Sales, Marketing and General Management with profit and loss responsibility. With SDRC he also spent four years in Germany as the Country Manager for Central Europe with complete control of all business in Germany, Austria, Switzerland and emerging eastern European countries. Dr Ranshi has authored several technical papers in international journals from his Masters and Doctoral research, as well as from his work at National Nuclear Corporation and SDRC. He has also presented technical papers at several international conferences.

Board Committees and Advisors

     In August 2003 our board created an audit committee and a compensation committee. Jason Daggett and Dr. Avtar Singh Ranshi were both appointed to each committee. Mr. Daggett was appointed as the chair of each committee.

     Mr. Daggett received options to purchase 55,000 shares for appointment as a director, for his appointment to the committees, and for appointment as chairman of each committee. The options were granted pursuant to our 2002 Stock Option/Stock Issuance Plan. The options are exercisable at $.50 per share and expire five years from the date of grant. The options vest at the rate of 25% per three-month period from the date of grant.

     Dr. Ranshi received options to purchase 45,000 shares for appointment as a director and for his appointment to the committees. The options were granted pursuant to our 2002 Stock Option/Stock Issuance Plan. The options are exercisable at $.50 per share and expire five years from the date of grant. The options vest at the rate of 25% per three-month period from the date of grant.

     In October 2003 we established an advisory board to assist management in its business goals. Luan Dang was appointed to the advisory board as its initial member. As compensation to him for accepting this appointment, we granted to him options to purchase 37,500 shares at $.75 per share. The options vest at the rate of 1/12th per quarter over three years. The options were granted under our 2002 Stock Option/Stock Issuance Plan.

Employment Agreements

     On October 28, 2003, our compensation committee approved employment agreements with Sukhbir Singh Mudan, our President, Alan S. Knitowski, our Chairman, and Robert F. Mitro, our Vice-Chairman. The following description sets forth the material individual terms of these agreements:

       * Sukhbir Singh Mudan. The initial period of the employment agreement for Mr. Mudan is three years. He is required to devote not less than 75% of his business time to the business of Caneum. His base salary is $120,000 per annum. He received options to purchase 1,000,000 shares at $.55 per share as additional compensation for entering into the agreement.

       * Alan S. Knitowski. Mr. Knitowski is required to devote his best efforts to performing well all duties that Caneum may reasonably assign to him from time to time during the term of the agreement, but he will not be required to devote in excess of 25% of his business time and effort to providing these services. His base salary is $120,000 per annum. He received options to purchase 1,000,000 shares at $.55 per share as additional compensation for entering into the agreement.

       * Robert F. Mitro. Mr. Mitro is required to devote his best efforts to performing well all duties that Caneum may reasonably assign to him from time to time during the term of the agreement, but he will not be required to devote in excess of 25% of his business time and effort to providing these services. His base salary is $60,000 per annum. He received options to purchase 750,000 shares at $.55 per share as additional compensation for entering into the agreement.

     Each of the employment agreements contains the following provisions which apply to each of the parties:

       * Each employee is eligible to receive an annual performance bonus between 25% and 100% of the then applicable base salary upon achievement of annual performance objectives payable either in cash or stock.
       * Each employee, together with his spouse and dependents, is entitled to participate in any employee benefit plans maintained by the Company of general applicability to other senior executives, including, without limitation, group medical, dental, vision, disability, life insurance, flexible-spending account, 401(k) and other plans.

       *  The employee is entitled to four weeks paid vacation per year.

       * Each agreement contains customary termination and confidentiality provisions.

Grant of Options to Consultant

     On October 28, 2003, we granted to Cygni Capital LLC, our financial consultant, options to purchase 150,000 shares at $.75 per share. The options were granted under our 2002 Stock Option/Stock Issuance Plan. The options vest at the rate of 1/12th per quarter for each quarter in which the revenues of the existing quarter exceed the revenues of he preceding quarter and/or 1/12th vesting for each $250,000 in aggregate revenues that we have achieved since inception.

Amendments to Stock Option/Stock Issuance Plan

     On October 28, 2003, the board of directors approved changes to the 2002 Stock Option/Stock Issuance Plan. Paragraph II(B)(4) of the plan was amended to permit the board to extend the period during which options may be exercised after termination of the employee's services beyond the three months originally provided in the plan. Paragraph II(E)(1) of the plan was amended to permit immediate vesting in the event of a corporate transaction. Also, the definition of "misconduct" was amended to limit actions for which an employee could be terminated to those which directly affect the company.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

     Exhibit No.    Description
     4.2            Amended 2002 Stock Option/Stock Issuance Plan
     10.6           Employment Agreement Dated October 28, 2003, with
                    Sukhbir Singh Mudan, without exhibits
     10.7           Employment Agreement Dated October 28, 2003, with Alan
                    S. Knitowski, without exhibits
     10.8           Employment Agreement Dated October 28, 2003, with
                    Robert F. Mitro, without exhibits
     31             Rule 13a-14(a) Certification by Principal Executive
                    Officer and Principal Financial Officer
     32             Section 1350 Certification of Principal Executive
                    Officer and Principal Financial Officer.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the third quarter ended September 30, 2003.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Caneum, Inc.

Date:  November 6, 2003            By /s/ Sukhbir Singh Mudan
                                   Sukhbir Singh Mudan, President and
                                   Treasurer (Principal executive officer,
                                   principal financial officer, and chief
                                   accounting officer)