Form 10KSB/A
period 2002-12-31
CANEUM INC
filed 2003-12-24
CIK 1118961

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              Form 10-KSB/A-1

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

Documents Incorporated by Reference:  None

                             EXPLANATORY NOTE

     This annual report on Form 10-KSB/A ("Form 10-KSB/A") is being filed to amend items 6, 7, and 13, and to include Item 14 in regard to controls and procedures, in the Company's annual report on Form 10-KSB for the year ended December 31, 2002, which was filed with the S.E.C. on March 31, 2003, ("Original Form 10-KSB"). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-KSB/A contains the complete text of items 6, 7, and 14, as amended, as well as certain currently dated certifications.

     Item 6 has been amended to correct the amount of revenue generated in 2002. Rather than generating $3,800 in revenue in 2002, the Company generated no revenue during the year.

     Item 7 has been amended to include the city and state of our independent auditor on his report.

     Item 13 has been amended to include exhibits 31.1, 31.2, and 32.

     Events have taken place that would have been reflected in the Original Form 10-KSB if they had taken place prior to the date of the original filing. The Company recommends this report be read in conjunction with the Company's reports filed subsequent to March 31, 2003.

                                  PART II

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

     During 2002 the Company generated no revenues and incurred general and administrative expenses of $7,927, which represented a 7% increase over the same expenses in 2001. Management has not yet determined the amount of revenues and expenses estimated for 2003, but anticipates that they will increased based upon the commencement of operations during the last month of 2002.

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

                                 PART III

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

     Statement of Cash Flows for the years ended December 31, 2002 and 2001, and for the period March 1, 2000 (inception) to
       December 31, 2002                                               F-5
     Notes to Financial Statements                                     F-6

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     Exhibit No.    Description of Exhibit                              Location

     3.1            Articles of Incorporation filed March 1, 2000          (1)

     3.2            Current Bylaws                                         (1)

     3.3            Articles of Amendment filed July 10, 2000              (2)

     3.4            Articles of Amendment filed March 5, 2003              (3)

     4.1            Form of Common Stock Certificate                       (1)

     4.2            2002 Stock Option/Stock Issuance Plan                  (3)

     10.1           Promissory Note dated March 27, 2002                   (2)

     10.2           Promissory Note dated May 2, 2001                      (2)

     10.3           Promissory Note dated August 1, 2001                   (2)

     10.4           Promissory Note dated June 14, 2002                    (3)

     10.5           Promissory Note dated December 31, 2002                (3)

     31.1           Certification of the Principal Executive Officer
                    pursuant to Rule 13(a)-14                           Attached

     31.2           Certification of the Principal Financial Officer
                    pursuant to Rule 13(a)-14                           Attached

     32             Certification of the Principal Executive and
                    Financial Officer pursuant to Section 1350          Attached

     99.1           Written Statement of the Chief Executive Officer       (3)
                    with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

     99.2           Written Statement of the Chief Financial Officer       (3)
                    with respect to compliance with Section 13(a) of
                    the Securities Exchange Act of 1934.
_______________
     (1) Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on July 21, 2000 (File No.0-30874).
     (2) Incorporated by reference from the Company's 2001 annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 1,
2002 (File No.0-30874).
     (3) Incorporated by reference from the Company's 2002 annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003 (File No.0-30874).

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2002.

                     ITEM 14.  CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.

 The Company recently carried out an evaluation, under the supervision of the Company's President and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, the Company's President and Principal Financial Officer concluded the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's Exchange Act reports. There have been no significant changes in internal control over financial reporting during the year ended December 31, 2002.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Caneum, Inc.

Date: December 23, 2003            /s/ Sukhbir Singh Mudan
                                   Sukhbir Singh Mudan, President
                                   (Principal Executive Officer)

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


/S/ Bierwolf, Nilson & Associates
Bierwolf, Nilson & Associates
March 26, 2003
Salt Lake City, Utah

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

                             SaiphT Corporation
                        (formerly Saiph Corporation)
                       (A Development Stage Company)
                          Statement of Operations

                                                                     From
                                                                  (Inception)
                                                                      to
                                           December    December    December
                                           31, 2002    31, 2001    31, 2002
                                          ----------  ----------  ----------
Revenues                                  $     -     $     -     $     -
                                          ----------  ----------  ----------
Expenses

  General & Administrative                     7,927       7,406      33,055
                                          ----------  ----------  ----------
     Income (Loss) from Operations            (7,927)     (7,406)    (33,055)

Other Income (Expenses)

  Interest (Expenses)                         (1,922)     (1,393)     (3,990)
  Interest Income                                125          19         144
                                          ----------  ----------  ----------
     Total Other Income (Expenses)            (1,797)      8,799      (3,846)
                                          ----------  ----------  ----------
     Loss Before Taxes                        (9,724)     (8,780)    (36,901)
     Taxes                                      -           -           -
                                          ----------  ----------  ----------
     Net (Loss)                           $   (9,724) $   (8,780) $  (36,901)
                                          ==========  ==========  ==========

     Net Loss Per Share                   $     (.01) $     (.01)

     Weighted Average Shares Outstanding   1,000,000   1,000,000

The accompanying notes are an integral part of these financial statements.

                             SaiphT Corporation
                        (formerly Saiph Corporation)
                       (A Development Stage Company)
                     Statement of Stockholders' Equity
       For the Period March 1, 2000 (inception) to December 31, 2002

                                                                           Accumulated
                                                                            Deficit
                                                               Additional  During the
                                            Common Stock        Paid-In    Development
                                        Shares       Amount     Capital      Stage
                                      -----------  ----------  ----------  ----------
Balance, March 1, 2000                       -     $     -     $     -     $     -

Shares Issued for Cash
  at $.001 per Share                      750,000         750       6,750        -

Shares Issued for Services
  at $.001 per Share                      250,000         250       2,250        -

Net Loss Period Ended
  December 31, 2000                          -           -           -        (18,397)
                                      -----------  ----------  ----------  ----------
Balance, December 31, 2000              1,000,000       1,000       9,000     (18,397)

Net Loss Year Ended
  December 31, 2001                          -           -           -         (8,780)
                                      -----------  ----------  ----------  ----------
Balance, December 31, 2001              1,000,000       1,000       9,000     (27,177)

Net Loss Year Ended
  December 31, 2002                          -           -           -         (9,724)
                                      -----------  ----------  ----------  ----------
Balance, December 31, 2002              1,000,000  $    1,000  $    9,000  $  (36,901)
                                      ===========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

                             SaiphT Corporation
                        (formerly Saiph Corporation)
                       (A Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)

                                                                           From
                                                                      (Inception) to
                                                 December    December    December
                                                 31, 2002    31, 2001    31, 2002
                                                ----------  ----------  ----------
Cash Flows from Operating Activities

  Net Loss                                      $   (9,724) $   (8,780) $  (36,901)
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   (Increase) Decrease in Interest Receivable         (125)        (19)       (144)
   Stock Issued for Services                          -           -          2,500
   Increase (Decrease) in Interest Payable           2,620       1,393       3,988
   Increase (Decrease) in Accounts Payable             270         250       1,220
                                                ----------  ----------  ----------
      Net Cash Provided by
      Operating Activities                          (6,959)     (7,156)    (29,337)

Cash Flows from Investing Activities

  Proceeds from Related Party Note                    -         (1,250)     (1,250)
                                                ----------  ----------  ----------
      Net Cash Provided by
      Investing Activities                            -         (1,250)     (1,250)

Cash Flows from Financing Activities

  Proceeds from Issuance of Notes                    5,587       8,500      23,087
  Proceeds from Stock Sales                           -           -          7,500
                                                ----------  ----------  ----------
      Net Cash Provided by
      Financing Activities                           5,587       8,500      30,587
                                                ----------  ----------  ----------
      Increase (Decrease) in Cash                   (1,372)         94        -

      Cash, Beginning of Period                      1,372       1,278        -
                                                ----------  ----------  ----------
      Cash, End of Period                       $     -     $    1,372  $     -
                                                ==========  ==========  ==========

Supplemental Cash Flow Information

  Interest                                      $     -     $     -     $      -
  Taxes                                               -           -            -

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

NOTE 5 - NOTE PAYABLE - RELATED PARTY

The Company has issued several promissory notes to various corporations whose shareholder is an officer of the Company. The notes are unsecured, bear an interest rate between 10% and 12% per annum and are due and payable on demand. At December 31, 2002, the accrued interest associated with the various notes was $3,988.

                                                             December    December
The Company has the following note payable obligations:      31, 2002    31, 2001
                                                            ----------  ----------
Related party notes payable due on demand plus accrued
  interest at a rate of 12% per annum                       $    9,000  $    9,000

Related party notes payable due on demand plus accrued
  interest at a rate of 10% per annum                           14,087       8,500
                                                            ----------  ----------
     Totals                                                 $   23,087  $   17,500
     Less Current Maturities                                   (23,087)    (17,500)
                                                            ----------  ----------
     Total Long-Term Notes Payable                          $     -     $     -
                                                            ==========  ==========

                                 Continued
                                    F-7

                             SaiphT Corporation
                        (formerly Saiph Corporation)
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2002

NOTE 5 - NOTE PAYABLE - RELATED PARTY continued

Following are maturities of long-term debt for each of the next five years:

                                 Year       Amount
                              ----------   --------
                                 2003      $ 23,087
                                 2004          -
                                 2005          -
                                 2006          -
                              Thereafter       -
                                           --------
                                 Total     $ 23,087
                                           ========

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