Form 10QSB/A
period 2003-03-31
CANEUM INC
filed 2003-12-24
CIK 1118961

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              Form 10-QSB/A-2

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

                             EXPLANATORY NOTE

     This quarterly report on Form 10-QSB/A-2 ("Form 10-QSB/A-2") is being filed to revise the certifications in regard to controls and procedures in the Company's quarterly report on Form 10-QSB and Form 10-QSB/A-1 for the quarter ended March 31, 2003, which were filed with the S.E.C. on May 15, 2003, and June 20, 2003, respectively. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, only Item 6 of
Part II and Exhibits 31.1 and 31.2 are included in this amendment.

                                  PART II

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     31.1 Rule 13a-14(a) Certification by Principal Executive Officer

     31.2 Rule 13a-14(a) Certification by Principal Financial Officer


     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the first quarter of the fiscal year ending December 31, 2003.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Caneum, Inc.

Date:  December 23, 2003           By /s/ Sukhbir Singh Mudan
                                   Sukhbir Singh Mudan, President and Treasurer
                                   (Principal Executive Officer,
                                   Principal Financial Officer, and
                                   Principal Accounting Officer)