Form 10QSB/A
period 2003-06-30
CANEUM INC
filed 2003-12-24
CIK 1118961

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

                             EXPLANATORY NOTE

     This quarterly report on Form 10-QSB/A-1 ("Form 10-QSB/A-1") is being filed to revise the certifications in regard to controls and procedures in the Company's quarterly report on Form 10-QSB/A-1 for the quarter ended June 30, 2003, which was filed with the S.E.C. on August 14, 2003. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, only Item 6 of Part II and Exhibits 31.1 and 31.2 are included in this amendment.

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