Form 10QSB/A
period 2003-09-30
CANEUM INC
filed 2003-12-24
CIK 1118961

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

                             EXPLANATORY NOTE

     This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend Items 1, 2, and 3 of Part I and Item 6 of Part II in the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2003, which was filed with the S.E.C. on November 11, 2003, ("Original Form 10-QSB"). Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains the complete text of items 1, 2, and 3, as amended, as well as certain currently dated certifications.

     In Item 1 only footnotes 2, 5, 6, and 7 of the Company's interim financial statements have been amended

     Item 2 has been significantly amended primarily to revise the description of the Company's current business.

     Item 3 has been revised to conform to Items 307 and 308(c) of Regulation S-B.

     Item 6 has been amended to include the certifications required by numbers 31 and 32 of Item 601 of Regulation S-B.

     Events have taken place that would have been reflected in the Original Form 10-QSB if they had taken place prior to the date of the original filing. The Company recommends this report be read in conjunction with the Company's reports filed subsequent to November 11, 2003.

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

                             Caneum, Inc.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 2003

NOTE 6 - STOCK OPTIONS

On December 18, 2002, the Board of Directors adopted the 2002 Stock Option/Stock Issuance Plan. The plan provides for the granting of stock options or the issuance of stock to the employees, officers, and consultants of the Company. On August 14, 2003, the Company granted options to three officers to purchase an aggregate of 2,750,000 shares at $0.55 per share. Also on August 14, 2003, the Company granted options to two directors to purchase an aggregate of 100,000 shares at $0.50 per share.

The purpose of the plan is to provide eligible persons an opportunity to acquire a proprietary interest and as an incentive to remain in service of the Company. Awards under the plan consist of both non-qualified options and options intended to qualify as "Incentive Stock Options" under Sections 422 of the Internal Revenue Code, and stock grants.

NOTE 7 - SUBSEQUENT EVENTS

Following the close of the nine month period ended September 30, 2003, the Company completed equity financing related to a private offering of $750,000. Accordingly, 551,200 shares of common stock were issued for cash at $.75 per share.

On October 28, 2003, the Company granted options to a consultant to purchase 150,000 shares at $0.75 per share.

Also on October 28, 2003, the Company granted options to an advisor to purchase 37,500 shares at $0.75 per share.

Item 2.  Management's Discussion and Analysis and Plan of Operation

     The following discussion should be read in conjunction with our audited financial statements and related notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

Background

     Prior to December 2002, we had no operating history. We are currently in the business of providing a broad array of business process outsourcing, software development, and business consulting services. The business processing services typically include providing outsourcing to clients for data entry, data collection and data gathering; web site development and maintenance; call centers and customer support; and software, hardware, and product development. We provide none of the outsourced services directly. However, through our management team, we provide operational management and business planning consulting services directly to our clients. In addition, we are seeking and, if a suitable target company is located we will attempt, to acquire businesses in related industries to supplement our current business operations.

     In December 2002, we acquired all of the assets of E.com Advantage Inc. for 10,000 shares of our common stock. The assets of E.com Advantage primarily consisted of a number of proprietary software programs, but these have not yet generated any sales.

     In the first quarter of 2003 we started generating revenue from our outsourcing services and our management consulting services. However, we have a limited history of revenues and significant operational losses to date. Since our incorporation in 2000, and during the nine months ended September 30, 2003, we have generated only $36,108 in revenues. Since inception we have had net losses of $224,839, and for the nine months ended September 30, 2003, we incurred net losses of $187,938.

     We recently closed our initial rounds of funding and intend to apply for quotation on the Pink Sheets or the OTC Bulletin Board during the first quarter of 2004.

     We intend to grow in two ways: First, through the further development and marketing of our software development and information technology services and outsourcing capabilities, and second, through the acquisition of other software development and information technology companies that add to the services that we develop, market and/or outsource, or which represent a potentially profitable business sector that can take advantage of our services.

Overview of Our Business Approach

     Based in Newport Beach, California, our business plan is twofold:

  * to develop and market our business process outsourcing services, our information technology consulting services, and software development services, and

  * to acquire and grow companies in the software and information technology sectors that will either add to our service capabilities and/or which represent a potentially profitable business area within the general field of software development and information technology.

     We recently began offering our software and business process outsourcing services. We provide these services to our customers through an approach that can combine our own technical and account management team and/or through a number of companies or individuals located offshore. The core technical and software capabilities of these offshore companies include a number of different software programming skill sets. Through our management, we also have access to offshore resources for outsourcing business processes services such as call centers, hosted communications services, and administrative processes.

     Our overall growth strategy includes both growth through revenue generated from the services we provide as well as growth through an active international acquisition strategy. This acquisition strategy is intended to operate in parallel with our internal growth and to assist us in expanding both the services we provide our existing customers and our overall customer base itself. We believe that the growth of our operations requires faster deployment and a larger pool of skill sets than currently exists exclusively inside our company. We also believe we can most cost effectively develop the added infrastructure we need internationally and that the added offshore capability and diversification, in turn, could drive additional business for us.

Our Outsourcing and Consulting Services

     Industry Overview

     Management believes that many companies today face increasing customer demands to improve service levels, lower costs, and shorten time to market. In this competitive environment, improving information technology and communications systems and leveraging the Internet are critical to achieving these objectives. At the same time, the pace of technology evolution has accelerated. In order to remain competitive, companies are increasingly required to adopt emerging technologies.

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

     Many companies have made the strategic decision to focus on their basic competencies and reduce their cost structures rather than invest in the additional large information technology and communications staffs that are necessary to evaluate, implement and manage information technology and communications infrastructure initiatives in a rapidly changing environment. Consequently, these companies have turned to information technology and communications service providers, both to develop and implement new information technology solutions and to maintain core systems.

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

     The offshore implementation of value-added software and communications services requires highly developed project orchestration and consulting skills. Such skills are necessary to design, develop and deploy high-quality technology solutions in a timely and cost-effective manner. In addition, information technology and communications service providers must have the methodologies, processes, and communications capabilities to successfully integrate offshore workforces with on-site personnel. Service providers must also have strong research and development capabilities and technology competency centers. Finally, service providers utilizing offshore workforces must continually recruit and manage their workforces to deliver solutions using emerging technologies. As a result of the increasing demand for global information technology and communications services, management believes a significant opportunity exists for information technology and communications service providers that can successfully address the challenges in utilizing an offshore talent pool. We believe that through our management team we can deliver the services to meet the needs of companies seeking to outsource their information technology functions.

     Recent Developments in Our Business

     During the quarter ended September 30, 2003, we further solidified our outsourcing and business consulting relationships with several large multinational customers. Our initial customers are Integras Consulting, a provider of high-end analytical consulting and advanced decision support for marketing and location strategy, part of a Dutch based public group called VNU, and Panasonic Communications, a worldwide manufacturer of electric and electronic products.

     Of our total revenues for the third quarter, 90% were a result of our business process outsourcing activities for Integras. Our revenues in the third quarter were primarily attributable to successful initial projects that we completed on their behalf. As a result of these initial projects, we have commenced preliminary work on additional outsourcing projects for Integras.

     Our relationship with Panasonic Communications has resulted in an agreement to provide outsourcing services for their information technology development work at their San Diego based research division. We have also been providing strategic outsourcing advice to them. The nature of this effort has resulted in an arrangement to provide outsource consulting services on a continuing basis. Management believes the advantage in having such arrangements and relationships is that we are perceived by our clients as an outsourcing partner with additional value-added which we believe none of our competitors in outsourcing are in a position to provide.

     Besides these two customers, we are also very actively pursuing several Californian based business process outsourcing opportunities and are in discussions with several companies who have expressed a strong willingness to consider our outsourcing services for various projects and applications. In each case we have provided written proposals which are under consideration.

Our Business Acquisition Strategy

     Background

     Management believes that the current environment of tight capital markets and the economic downturn of the past two years, particularly for privately held small software and technology companies, has created a dilemma for many quality companies that are maintaining positive profit margins, but have no way to grow and no method to liquidate their ownership interest in their business ventures. We believe our acquisition strategy, utilizing our public stock as currency, represents a timely and appropriate vehicle to acquire these successful private companies and provide their shareholders liquidity to sell their shares, if we are able to establish a public market for our shares. At the same time, it provides the acquired company's management team the opportunity to continue to run and grow their companies.

     We believe there are a large number of private companies that are seeking to sell their businesses, and can be acquired at attractive valuations. We also believe that there is an immediate opportunity to create incremental value by merging these undervalued, high quality companies under a single publicly traded umbrella such as our company.

     Acquisition Targets

     We believe that opportunities exist in the fragmented information technology services market and we intend to expand our business through selective strategic acquisitions. We believe that acquisition candidates may enable us to expand our geographic presence, enter new technology areas, or expand capacity, with a particular focus on consolidating the mid tier software segment.

     We have divided our potential acquisition activities into two categories which we have designated as strategic acquisitions and opportunistic acquisitions. Strategic acquisitions would generally fit into two specific areas of opportunity. The first area consists of our offshore subcontractors that would be acquired and run as wholly owned subsidiaries in order to reduce operating costs, to enhance the operating margins of the consolidated entities, and to expand the customer base from which both companies could draw to expand their business. The second area consists of new potential subcontractors that when acquired would bring both new or expanded outsourcing capabilities and new customers to our customer base. Opportunistic acquisitions generally fit into software, technology and/or consulting companies that when acquired would provide us entry into a new market or markets with similar operational benefits to our strategic acquisitions.

     To date, we have investigated, conducted due diligence on, and engaged in preliminary negotiation with a number of potential target companies in the area of outsourcing services. These companies have included targets in the United States, Canada, Australia, Romania, and India. The majority of the companies evaluated did not meet our acquisition criteria and thus negotiations were terminated. However, to date several of the companies did meet our general acquisition criteria and we are exploring additional due diligence. However, we do not anticipate consummating any of these or other acquisitions until, and unless, a public market for our common stock is established, of which there is no assurance. We have not entered into any binding arrangements or agreements with any of these companies.

     Management anticipates that such acquisitions would be funded primarily through the issuance of our shares in non-cash transactions. The anticipated result of such acquisitions would be to provide additional software products or product maintenance, and/or to augment our current staff. Our strategy is to acquire mature, quality companies with sound financials, intriguing technology, a loyal customer base, and talented management teams that have a passion for what they are doing and want to continue to run and grow their companies. It is anticipated that each acquired business would remain a separate, self-funding unit with minimal overhead. We have unrestricted discretion in seeking and participating in a business opportunity.

     While our strategy is to acquire mature, cash flow positive, profitable companies, we are also interested in identifying additional growth opportunities that are not currently being addressed within the individual company's business plan. These growth opportunities would be evaluated for the potential to infuse additional capital to fund selected growth opportunities.

     Selection Criteria for Acquisition Targets

     Prospective acquisitions will be selected for their profitability, technology, market position, and customer base and for their experienced management teams. Management believes that we can limit financial risk to our shareholders by setting specific performance milestones for these target companies before they can receive full purchase consideration. The consideration, in the form of our stock, will also align their interests with those of our shareholders.

     Our current general acquisition criteria consist of targeting private companies with less than $5,000,000 in annual revenues, little or no debt, and no cash flow problems. We will seek target companies with strong management teams that desire to continue to run and grow their companies and that also have existing products and services with recurrent revenue streams. We will also seek companies with a stable customer base which fits inside our current outsourcing and consulting business.

     Management intends to consider a number of factors prior to making any final decision as to whether to purchase a company or to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success.

     Selection Process for Acquisitions

     Management believes there is a large reservoir of quality companies that meet our acquisition criteria. The selection of a business opportunity in which to participate is complex and risky. Additionally, as we have only limited resources available to us, it may be difficult to find good opportunities. There can be no assurance that we will be able to identify and acquire any business opportunity based on management's business judgment.

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

Competition

     Outsourcing Services

     We believe that competition in the business process outsourcing services market is based upon the following factors:

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

     It can be assumed that we and any acquired company will compete with numerous large companies that have substantially greater market presence and financial, technical, marketing and other resources than we have. Principally, these competitors include large information technology consulting and service providers and application software firms such as Accenture, EDS and IBM Global Services; large Indian business process outsourcing firms such as HCL, Infosys, TCS and Wipro; smaller Indian business process outsourcing firms such as Cognizant and Sierra Atlantic; and major accounting firms such as Ernst & Young.

     However, management believes that in selected cases when the company develops new sources of business opportunities, the Indian competitors are often amenable to subcontracting agreements with the company to increase their market presence in the United States to the mutual benefit of both companies.

     Many of our competitors have expanded their service offerings over the past several years and have increased their focus on business process outsourcing services markets, thus increasing the number of organizations that are providing services similar to ours.

     As a result of continued competition, we expect to encounter pricing pressure, which in turn could result in reductions in the average selling price of our business process outsourcing and other services. There can be no assurance that we will be able to offset the effects of any price reductions through an increase in the number of customer engagements, higher revenue from enhanced services, cost reductions, or otherwise. In addition, we believe that continuing consolidation in the business and business processing outsourcing market could result in increased price pressure and other competition in the industry.

     Acquisition Activities

      There is a high degree of competition among companies seeking to acquire interests in information technology service companies such as those we may target for acquisition. A large number of established and well-financed entities, including large information technology consulting companies and systems integrators such as Accenture, EDS and IBM Global Services are active in acquiring interests in companies that we may find to be desirable acquisition candidates. Many of these entities have significantly greater financial resources, technical expertise and managerial capabilities than do we. Consequently, we may be at a competitive disadvantage in negotiating and executing possible acquisitions of these entities as many competitors generally have easier access to capital than do we. Although entrepreneur-founders of privately held information technology service companies may place greater emphasis on the ease of access to capital than on obtaining the management skills and networking services that we can provide, management believes that we offer unique and attractive benefits, including using the experience and ability of our founders and management, to assist the acquired companies with their operating strategy, plans and execution while preserving the acquired companies' business culture and identity.

     In addition, it is anticipated that each of the prospective acquired companies would face significant competition in its individual market. With limited barriers to entry by others, we believe competition will continue to grow both from new entrants to the market as well as from existing participants, such as software vendors expanding the breadth of their services into the market served.

Employees

     At December 1, 2003, we had three full-time employees, consisting of our president, Mr. Mudan, and two of our directors, Messrs. Mitro and Knitowski.

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

Item 3.  Controls and Procedures

     Our President and Treasurer, who is our principal executive officer and principal financial officer, has concluded, based on his evaluation that our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

     There has been no change in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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