Form 10QSB/A
period 2003-09-30
CANEUM INC
filed 2004-01-30
CIK 1118961

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

                             EXPLANATORY NOTE

     This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend Item 2 of Part I and Item 6 of Part II in the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2003, which was filed with the SEC on November 11, 2003, and the first amendment to this report which was filed with the SEC on December 24, 2003. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains the complete text of Item 2, as amended, as well as certain currently dated certifications.

     Item 2 has been significantly amended primarily to revise the description of the Company's current business.

     Item 6 has been amended to include the certifications required by numbers 31 and 32 of Item 601 of Regulation S-B.

     Events have taken place that would have been reflected in the original Form 10-QSB and the amended Form 10-QSB/A-1 if they had taken place prior to the date of the original and amended filings. The Company recommends this report be read in conjunction with the Company's reports filed subsequent to December 24, 2003.

                                  PART I

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

     Of our total revenues for the third quarter, 90% were a result of our business process outsourcing activities for Integras. Our revenues in the third quarter were primarily attributable to successful initial projects that we completed on their behalf. We have had binding outsourcing agreements with Integras Consulting on three projects which have been completed and are currently engaged in another binding outsourcing agreement with this customer.

     Our relationship with Panasonic Communications has resulted in a binding month-to-month retainer agreement to provide outsourcing services for their information technology development work at their San Diego based research division. We have also been providing strategic outsourcing advice to them.

     Besides these two customers, we are also very actively pursuing several Californian based business process outsourcing opportunities and are in discussions with several companies who have expressed a strong willingness to consider our outsourcing services for various projects and applications. In each case we have provided written proposals which are under consideration.

Our Business Acquisition Strategy

     Acquisition Targets

     Management is seeking potential acquisition candidates. However, we have not yet found potential acquisition targets to proceed beyond preliminary negations and due diligence investigation. We currently have no binding agreements with any of these companies.

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

     We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures may be made available to us through personal contacts of directors, executive officers and stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community, attorneys, and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers, beneficial owners or our affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals. Our directors and executive officer have not used any particular consultants, advisors or finders on a regular basis to locate potential business opportunities.

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

     Management believes that with revenues generated from operations, together with funds generated from the sale of our common stock, Caneum will have sufficient cash to satisfy existing operating cash needs and working capital requirements during 2004 and through at least June 30, 2005. At November 30, 2003, we had a cash balance of approximately $912,052, an increase of approximately $300,000 from September 30, 2003. These additional cash proceeds were a result of the completion of the $.75 private offering which was completed in October 2003, after the end of the third quarter.
Our monthly cash requirements have fluctuated between $29,867 and $42,343, and management estimates that future monthly cash requirements will be approximately $45,000. Without generating any additional revenues, we estimate that our cash on hand would meet our cash flow requirements through at least June 30, 2005. Any additional funds from operations would likely extend this estimated period. We do not anticipate the immediate need for additional funding from investors.

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

                                   Caneum, Inc.

Date:  January 29, 2004            By /s/ Sukhbir Singh Mudan
                                   Sukhbir Singh Mudan, President and
                                   Treasurer (Principal executive officer,
                                   principal financial officer, and chief
                                   accounting officer)