Form 10KSB
period 2003-12-31
CANEUM INC
filed 2004-03-30
CIK 1118961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 0-30874

CANEUM, INC.

(Exact name of Registrant as specified in charter)

Nevada State or other jurisdiction of incorporation or organization	33-0916900 I.R.S. Employer I.D. No.

170 Newport Center Drive, Suite 220, Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (949) 273-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $.001

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X]  No [   ] (2) Yes [X]  No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge,

in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

The registrant’s revenues for the twelve months ended December 31, 2003, were $77,350.

The aggregate market value of the voting stock held by non-affiliates of the registrant (2,670,635 shares) as of March 25, 2004, was $1,032,571, computed by reference to the price at which the stock was originally sold by the registrant. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by using the closing sale price has been indeterminable within the past 60 days since there was no public market for the stock during that period.

At March 25, 2004, there were 4,010,000 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference: None

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

          We were incorporated in the State of Nevada on March 1, 2000, as Saiph Corporation. We changed our name to SaiphT Corporation on March 5, 2003, and to Caneum, Inc. on July 21, 2003. We have no subsidiaries.

          Prior to December 2002, we had no operating history. We are currently in the business of providing a broad array of business process outsourcing, software development, and business consulting services. The business processing services typically include providing outsourcing to clients for data entry, data collection and data gathering; web site development and maintenance; call centers and customer support; and software, hardware, and product development. We provide none of the outsourced services directly. However, through our management team, we provide operational management and business planning consulting services directly to our clients. In addition, we are seeking and, if a suitable target company is located, we will attempt to acquire businesses in related industries to supplement our current business operations.

          In December 2002, we acquired all of the assets of E.com Advantage Inc. for 10,000 shares of our common stock. The assets of E.com Advantage primarily consisted of a number of proprietary software programs which have not yet generated any sales.

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

Overview of Our Business Approach

          Based in Newport Beach, California, our business plan is twofold:

•	to develop and market our business process outsourcing services, our information technology consulting services, and software development services, and

•	to acquire and grow companies in the software and information technology sectors that will either add to our service capabilities and/or which represent a potentially profitable business area within the general field of software development and information technology.

          We recently began offering our software and business process outsourcing services. We provide these services to our customers through an approach that can combine our own technical and account management team and/or through a number of companies or individuals located offshore. The core technical and software capabilities of these offshore companies include a number of different software programming skill sets. Through our management, we also have access to offshore resources for outsourcing business process services such as call centers, hosted communications services, and administrative processes.

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

Our Outsourcing and Consulting Services

          Industry Overview

          Management believes that many companies today face increasing customer demands to improve service levels, lower costs, and shorten times to market. In this competitive environment, improving information technology and communications systems and leveraging the Internet are critical to achieving these objectives. At the same time, the pace of technology evolution has accelerated. In order to remain competitive, companies are increasingly required to adopt emerging technologies.

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

          Recent Developments in Our Business

          During 2003 we solidified our outsourcing and business consulting relationships with several large multinational customers. Our initial customers are Integras Consulting, a provider of high-end analytical consulting and advanced decision support for marketing and location strategy, part of a Dutch based public group called VNU, and Panasonic Communications, a worldwide manufacturer of electric and electronic products.

          Of our total revenues for the year ended December 31, 2003, 65% were a result of our business process outsourcing activities for Integras. Our revenues in 2003 were primarily attributable to successful initial projects that we completed on their behalf. We have had binding outsourcing agreements with Integras Consulting on three projects which have been completed and we are currently engaged in another binding outsourcing agreement with this customer.

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

Our Business Acquisition Strategy

          Acquisition Targets

          Management is seeking potential acquisition candidates. However, we have not yet found potential acquisition targets to proceed beyond preliminary negations and due diligence investigation. Although we have entered into a non-binding letter of intent with one of these entities, we currently have no binding agreements with any of these companies.

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

          To date, we have investigated, conducted due diligence on, and engaged in preliminary negotiation with a number of potential target companies in the area of outsourcing services. These companies have included targets in the United States, Canada, Australia, Romania, and India. The majority of the companies evaluated did not meet our acquisition criteria and thus negotiations were terminated. However, to date several of the companies did meet our general acquisition criteria and we are exploring additional due diligence. However, we do not anticipate consummating any of these or other acquisitions until, and unless, a public market for our common stock is established, of which there is no assurance. We have not entered into any binding arrangements or agreements with regard to acquisition of any of these companies.

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

          While our strategy is to acquire mature, cash flow positive, profitable companies, we are also interested in identifying additional growth opportunities that are not currently being addressed within the individual company’s business plan. These growth opportunities would be evaluated for the potential to infuse additional capital to fund selected growth opportunities.

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

          Selection Process for Acquisitions

          The selection of a business opportunity in which to participate is complex and risky. Additionally, as we have only limited resources available to us, it may be difficult to find good opportunities. There can be no assurance that we will be able to identify and acquire any business opportunity based on management’s business judgment.

          We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures may be made available to us through personal contacts of directors, executive officers, stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community, attorneys, and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers, beneficial owners or our affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals. Our directors and executive officer have not used any particular consultants, advisors or finders on a regular basis to locate potential business opportunities.

          The possibility exists that we may acquire or merge with a business or company in which our executive officer, directors, beneficial owners or our affiliates may have an ownership interest. Our current policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

Competition

          Outsourcing Services

          We believe that competition in the business process outsourcing services market is based upon the following factors:

•	Speed of response to customer requests;

•	Flexibility and willingness to adapt to customer needs;

•	Responsiveness to customer demands;

•	Number and availability of qualified engineers and programmers;

•	Project management capability;

•	Technical expertise;

•	Size and reputation;

•	Brand recognition and geographic presence; and

•	Price.

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

          Acquisition Activities

          There is a high degree of competition among companies seeking to acquire interests in information technology service companies such as those we may target for acquisition. A large number of established and well-financed entities, including large information technology consulting companies and systems integrators such as Accenture, EDS and IBM Global Services are active in acquiring interests in companies that we may find to be desirable acquisition candidates. Many of these entities have significantly greater financial resources, technical expertise and managerial capabilities than do we. Consequently, we may be at a competitive disadvantage in negotiating and executing possible acquisitions of these entities as many competitors generally have easier access to capital than do we. Although entrepreneur-founders of privately held information technology service companies may place greater emphasis on the ease of access to capital than on obtaining the management skills and networking services that we can provide, management believes that we offer unique and attractive benefits, including using the experience and ability of our founders and management, to assist the acquired companies with their operating strategy, plans and execution while preserving the acquired companies’ business culture and identity.

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

Employees

          At March 1, 2004, we had two full-time employees, namely our president, Sukhbir Mudan, and our executive vice-president, Gary Allhusen. Two of our directors, Messrs. Mitro and Knitowski, provide consulting services on a regular part-time basis.

ITEM 2. DESCRIPTION OF PROPERTY

          Our administrative offices, consisting of approximately 1,000 square feet of office space, are located at 170 Newport Center Drive, Suite 220, Newport Beach, California, which are the offices of Cygni Capital LLC, a corporation affiliated with Eric Chess Bronk, one of our shareholders. We sublease this office space from Cygni Capital LLC on a month-to-month basis for $500 per month.

ITEM 3. LEGAL PROCEEDINGS

          No legal proceedings are reportable pursuant to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

          There is no established trading market for our common stock. We have made application to the OTC Bulletin Board for quotation of our common stock, but there is no assurance when, or if, such application will be approved.

          We have 3,787,500 shares of our common stock which at March 25, 2004, were subject to outstanding options to purchase these shares. At March 25, 2004, we had no other shares of our common stock which were subject to outstanding warrants or securities convertible into our common stock. We have registered for resale 3,305,000 shares of our outstanding common stock for selling securities holders. We have not proposed to publicly offer any shares of our common stock in a primary offering.

Holders

          At March 25, 2004, we had 104 shareholders of record as reported to us by our transfer agent. We have appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as our transfer agent.

Dividend Policy

          Since our inception we have not paid any cash dividends on our common stock and we do not anticipate that we will pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

          In December 2002, we acquired all of the assets of E.com Advantage Inc. for 10,000 shares of our common stock. The assets of E.com Advantage primarily consisted of a number of proprietary software programs which have not yet generated any sales. During first quarter of 2003 we also commenced our outsourcing operations.

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

Critical Accounting Policies

          Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to our critical accounting policies in the year ended December 31, 2003.

          We derive our revenue primarily from the sale of services. Revenue is recognized as services are performed in accordance with all applicable revenue recognition criteria. For these transactions we apply the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” We recognize revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. We record all shipping and handling fees billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with EITF 00-10 “Accounting for Shipping and Handling Fees and Costs.”

          Cost of services consists primarily of payments to third-party vendors and contractors. General and administrative expenses consist primarily of overhead in managing the pilot programs and marketing expenses for future projects, and due diligence costs in reviewing acquisition targets. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including acquisitions, administrative, and reporting responsibilities. We record these expenses when incurred.

Results of Operations

          During the year ended December 31, 2003, we generated revenues of $77,350 and incurred operating expenses of $360,893. Our cost of revenue earned was $53,291. Our primary operating expenses for the year ended December 31, 2003, were payroll and related taxes and benefits ($186,000) and professional and consulting fees ($95,000). Since operations commenced in the last month of the year ended December 31, 2002, and no revenue was generated until 2003, there is no comparable data for the prior year period. These revenues were generated primarily from our information technology and business process outsourcing consulting services. Management has not yet determined the amount of revenues and expenses estimated for 2004, but anticipates that they will increase based upon the commencement of operations during 2003.

Liquidity and Capital Resources

          As of December 31, 2003, cash totaled $781,387, as compared with no cash or cash equivalents at December 31, 2002. Cash used in operations was $329,544 during the year ended December 31, 2003. During the same period, cash flows used by investing activities decreased by $112,444 and cash flows from financing activities increased by $1,223,375. There were no comparable investing or financing activities for the same period last year, and since operations commenced in the last month of the year ended December 31, 2002, there is no material comparable operating data for the same period in the prior year.

          Working capital was $892,574 at December 31, 2003, as compared with negative working capital of ($26,901) at December 31, 2002. This significant increase in working capital was a result primarily of gross proceeds from two stock offerings which generated a total of $1,250,000 in cash during the year ended December 31, 2003, and repayment of outstanding notes totaling approximately $23,087, plus interest, on June 1, 2003.

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

          Management believes that with revenues generated from operations, together with funds generated from the sale of our common stock, we will have sufficient cash to satisfy existing operating cash needs and working capital requirements during 2004 and through at least June 30, 2005. Our monthly cash requirements have fluctuated between $29,867 and $42,343, and management estimates that future monthly cash requirements will be approximately $45,000. Without generating any additional revenues, we estimate that our cash on hand would meet our cash flow requirements through at least June 30, 2005. Any additional funds from operations would likely extend this estimated period. We do not anticipate the immediate need for additional funding from investors.

          Additionally, we may continue to compensate employees with equity incentives where possible and continue to utilize equity instruments to compensate existing and new employees hired to minimize cash outlays. Management believes this strategy provides the ability to increase stockholder value as well as utilize cash resources more effectively.

          During future quarters, we may seek additional funding to finance future acquisitions. The amount and timing of such capital transactions is not yet known and will depend largely on our operating needs and the cost to acquire new information technology companies. Our ability to secure this additional funding given present market conditions is uncertain, as is the financial effect any such funding may have on our capital structure or operating results.

Off-Balance Sheet Arrangements

          During the year ended December 31, 2003, we did not engage in any off-balance sheet arrangements.

Recent Accounting Pronouncements

          In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual income, or both.

          Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must, at a minimum, apply the unmodified provisions of the Interpretation to entities that were previously considered “special-purpose entities” in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. As of December 31, 2003 and 2002, management believes that we are not the primary beneficiary of any VIE’s.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classified and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also requires that an issuer classify a financial instrument that is within its scope as a liability, many of which were previously classified as equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective July 1, 2003. Our adoption of this statement had no impact on our financial statements.

Forward-Looking Statements

          This report contains certain forward-looking statements and information that are based on assumptions made by management and on information currently available. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to our company or its management, are intended to identify forward-looking statements. These statements reflect management’s current view of our company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others the following: changes in the information technology industry; changes in out-sourcing and off-shore operations; a general economic downturn; a further downturn in the securities markets; our early phase of operations; reliance on foreign suppliers and contractors; the inability to locate suitable acquisition targets; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

ITEM 7. FINANCIAL STATEMENTS

CANEUM, INC.
(FORMERLY, SAIPHT CORPORATION)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

CANEUM, INC.
(FORMERLY, SAIPHT CORPORATION)

Page
INDEPENDENT AUDITORS’ REPORTS	18-19
FINANCIAL STATEMENTS
BALANCE SHEETS - ASSETS	20
BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS’ EQUITY	21
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	22
STATEMENTS OF STOCKHOLDERS EQUITY	23
STATEMENTS OF CASH FLOWS	24
NOTES TO THE FINANCIAL STATEMENTS	25

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Caneum, Inc. (formerly, SaiphT Corporation)

We have audited the accompanying balance sheet of Caneum, Inc. (formerly, SaiphT Corporation) (the “Company”) as of December 31, 2003, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caneum, Inc. (formerly, SaiphT Corporation) as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ HASKELL & WHITE LLP

HASKELL & WHITE LLP

Irvine, California
March 17, 2004

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Directors of
SaiphT Corporation
(formerly Saiph Corporation)

We have audited the accompanying balance sheets of SaiphT Corporation (formerly Saiph Corporation) (a Nevada Corporation) (a development stage company) as of December 31, 2002 and 2001, and the related statements of income, retained earnings, and cash flows for the period then ended, and the period March 1, 2000 (inception) to December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express and opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that SaiphT Corporation will continue as a going concern. As discussed in Note 6 to the financial statements, SaiphT Corporation has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bierwolf, Nilson & Associates

Bierwolf, Nilson & Associates
March 26, 2003
Salt Lake City, Utah

CANEUM, INC.
(FORMERLY, SAIPHT CORPORATION)

BALANCE SHEETS
AS OF DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002
CURRENT ASSETS
Cash and cash equivalents	$781,387	$—
Accounts receivable	40,450	—
Interest receivable	—	144
Prepaid expenses and other assets	15,000	—
Note receivable-related party	—	1,250
Available-for-sale equity securities (Note 3)	77,521	—

TOTAL CURRENT ASSETS	914,358	1,394

FIXED ASSETS
Software	100	—

TOTAL FIXED ASSETS	100	—

TOTAL ASSETS	$914,458	$1,394

See accompanying notes and independent auditors’ reports.

CANEUM, INC.
(FORMERLY, SAIPHT CORPORATION)

BALANCE SHEETS
AS OF DECEMBER 31, 2003 AND 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2003	2002
CURRENT LIABILITIES
Accounts payable	$20,984	$1,220
Interest payable	—	3,988
Taxes payable (Note 4)	800	—
Note payable - related party (Note 5)	—	23,087

TOTAL CURRENT LIABILITIES	21,784	28,295

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, 100,000,000 shares authorized at $.001 par value: 4,010,000 and 1,000,000 shares issued and outstanding, respectively	4,010	1,000
Additional paid in capital	1,287,665	9,000
Accumulated deficit	(382,217)	(36,901)
Accumulated other comprehensive loss	(16,784)	—

TOTAL STOCKHOLDERS’ EQUITY	892,674	(26,901)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$914,458	$1,394

See accompanying notes and independent auditors’ reports.

CANEUM, INC.
(FORMERLY, SAIPHT CORPORATION)

STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	For the year ended
	December	December
	31, 2003	31, 2002
REVENUE	$77,350	$—
COST OF REVENUE	53,291	—

GROSS PROFIT	24,059	—
OPERATING EXPENSES	360,893	7,927

LOSS FROM OPERATIONS	(336,834)	(7,927)
OTHER INCOME (EXPENSE)
Other income	11,784	—
Realized losses from the sales of securities	(19,389)	—
Dividend income	103	—
Interest income	862	125
Interest expense	(1,042)	(1,922)

TOTAL OTHER INCOME (EXPENSE)	(7,682)	(1,797)

LOSS BEFORE INCOME TAX	(344,516)	(9,724)
INCOME TAX EXPENSE (Note 4)	(800)	—

NET LOSS	$(345,316)	$(9,724)

LOSS PER COMMON SHARE	(0.14)	(0.01)
SHARES USED IN EARNINGS PER SHARE CALCULATIONS
WEIGHTED AVERAGE COMMON SHARES	2,485,726	1,000,000
OTHER COMPREHENSIVE INCOME (LOSS)
NET LOSS	$(345,316)	$(9,724)
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized (loss) on available-for-sale securities (Note 3)	(16,734)	—

COMPREHENSIVE LOSS	$(362,050)	$(9,724)

See accompanying notes and independent auditors’ reports.

CANEUM, INC.
(FORMERLY, SAIPHT CORPORATION)

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	other comprehensive	Stockholders’
	Shares	Amount	Capital	deficit	loss	Equity
BALANCE, December 31, 2001	1,000,000	$1,000	$9,000	$(27,177)	—	$(17,777)
Net loss for the year ended December 31, 2002	—	—	—	(9,724)	—	(9,724)

BALANCE, December 31, 2002	1,000,000	1,000	9,000	(36,901)	—	(26,901)
Shares issued for software	10,000	10	90	—	—	100
Shares issued for cash at $0.001 per share	450,000	450	—	—	—	450
Share issued for services at $0.001 per share	500,000	500	—	—	—	500
Shares issued in connection with a private placement at $0.50 per share	1,000,000	1,000	499,000	—	—	500,000
Shares issued for legal services	50,000	50	24,950	—	—	25,000
Shares issued in connection with a private placement at $0.75 per share	1,000,000	1,000	749,000	—	—	750,000
Stock-based compensation expense	—	—	5,625	—	—	5,625
Accumulated other comprehensive loss for the year ended December 31, 2003	—	—	—	—	(16,784)	(16,784)
Net loss for the year ended December 31, 2003	—	—	—	(345,316)	—	(345,316)

BALANCE, December 31, 2003	4,010,000	$4,010	$1,287,665	$(382,217)	$(16,784)	$892,674

See accompanying notes and independent auditors’ reports.

CANEUM, INC.
(FORMERLY, SAIPHT CORPORATION)

STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(345,316)	$(9,724)
Adjustments to reconcile net loss to net cash used by operating activities
Stock-based compensation expense	5,625	—
Stock issued for services	25,500	—
Realized loss on sale of securities	19,389	—
Increase in accounts receivable	(40,450)	—
Decrease in interest receivable	144	(125)
Increase in prepaid expenses and other assets	(15,000)	—
Decrease in interest payable	—	2,620
Increase in accounts payable	19,764	270
Increase in taxes payable	800	—

NET CASH FLOWS USED BY OPERATING ACTIVITIES	(329,544)	(6,959)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(893,474)	—
Proceeds from available-for-sale securities	779,780	—
Proceeds from note receivable - related party	1,250	—

NET CASH FLOWS USED BY INVESTING ACTIVITIES	(112,444)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,250,450	—
Interest paid on note payables - related party	(3,988)	—
Repayment of note payable - related party	(23,087)	—
Proceeds from note payable	—	5,587

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,223,375	5,587

NET INCREASE IN CASH AND CASH EQUIVALENTS	781,387	(1,372)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	—	1,372

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$781,387	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for services	$25,500	—

Issuance of common stock for software	$100	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$1,042	$—

Cash paid for taxes	$—	$—

See accompanying notes and independent auditors’ reports.

Caneum, Inc.
(formerly, SaiphT Corporation)

Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 1 - CORPORATE HISTORY

Caneum, Inc. (the “Company”) was incorporated in Nevada on March 1, 2000, as Saiph Corporation for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. On March 5, 2003 the Company filed Amended Articles of Incorporation changing its name to SaiphT Corporation. On July 21, 2003, the Company changed its name to Caneum, Inc.

The Company currently provides a broad variety of business process outsourcing, software development and information technology consulting services. The Company also intends to acquire and grow companies in the software and information technology sectors.

Prior to 2003, the Company had not conducted any significant operations, and its activities focused primarily on financing activities, organizational efforts, and seeking a merger target. Although the Company earned its initial operating revenues in the quarter ended March 31, 2003, such revenues were not significant, and as a result, the Company’s prior period financial statements have been presented as a “development stage enterprise” in accordance with the guidance provided in Statement of Financial Accounting Standards No. 7. As the result of the revenues earned during the quarter and year ended December 2003, management no longer considers the Company to be a development stage enterprise.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company derives its revenue primarily from the sale of services. Revenue is recognized as services are performed in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. The Company records all shipping and handling fees billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with Emerging Issues Task Force (“EITF”) 00-10 “Accounting for Shipping and Handling Fees and Costs.”

During the year ended December 31, 2003, the Company had three customers that each accounted for at least 10% of the Company’s revenue. As of December 31, 2003, these same three customers each accounted for at least 10% of accounts receivable.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. As of December 31, 2003, the Company has $555,000 on deposit with a financial institution that exceeds federally insured limits.

Caneum, Inc.
(formerly, SaiphT Corporation)
Notes to the Financial Statements
December 31, 2003 and 2002

Investments

Marketable securities held by the Company which meet the criteria for classification as available-for-sale are carried at fair value, net of a market discount, if any, to reflect any restrictions on transferability. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of income taxes as a component of Accumulated Other Comprehensive Income (Loss).

Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method provided in Accounting Practice Bulletin Opinion No. 25, and interpretations thereof. When stock options are granted to employees with exercise prices less than the fair value of the underlying common stock at the date of the grant, the difference is recognized as compensation expense and is recorded over the vesting period of the options.

The Company accounts for non-employee stock-based compensation using the fair value method provided by Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148. When stock options are granted to non-employees, the Company estimates the fair value of the award and recognizes related expenses over the performance period as prescribed by EITF 96-18.

In accordance with SFAS No. 123 and SFAS No. 148, the Company has adopted the fair value pro-forma disclosure provisions for employee stock options.

As of December 31, 2003, the Company has one stock-based compensation plan which is described more fully in Note 8. The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to employee stock options.

	2003	2002
Net loss, as reported	$(345,316)	$(9,724)
Stock-based compensation determined under fair value method	(155,250)	—

Net loss, pro-forma	(500,566)	(9,724)
Net loss per share, as reported	(0.14)	(0.01)
Net loss per share, pro-forma	(0.20)	(0.01)

Caneum, Inc.
(formerly, SaiphT Corporation)
Notes to the Financial Statements
December 31, 2003 and 2002

Stock-Based Compensation (continued)

The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	2003	2002
Volatility	45.33%	—
Risk-free Interest Rate	6.00%	—
Expected life of options	5.0 years	—

The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely-tradable, fully-transferable options without vesting restrictions, which significantly differ from the Company’s stock options plans. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 2003 and 2002, management believes that the carrying amounts of cash and cash equivalents, investments in securities and accounts payable approximate fair value because of the short maturity of these financial instruments.

Accounting For Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statements and the tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Caneum, Inc.
(formerly, SaiphT Corporation)
Notes to the Financial Statements
December 31, 2003 and 2002

Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Such shares are not included when there is a loss as the effect would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management’s estimates. Actual results could differ from those estimates.

New Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual income, or both.

Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must, at a minimum, apply the unmodified provisions of the Interpretation to entities that were previously considered “special-purpose entities” in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. As of December 31, 2003 and 2002, management believes that the Company is not the primary beneficiary of any VIE’s.

Caneum, Inc.
(formerly, SaiphT Corporation)
Notes to the Financial Statements
December 31, 2003 and 2002

New Accounting Standards (continued)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classified and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also requires that an issuer classify a financial instrument that is within its scope as a liability, many of which were previously classified as equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective July 1, 2003. The Company’s adoption of this statement had no impact on its financial statements.

NOTE 3 – AVAILABLE-FOR-SALE EQUITY SECURITIES

At December 31, 2003, the Company had $77,521 of available-for-sale equity securities and such values were determined based on quoted market prices. These equity securities had an aggregate unrealized loss of $16,784, and an aggregate cost basis of $94,305 as of December 31, 2003.

NOTE 4 - INCOME TAXES

Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no significant temporary differences at December 31, 2003 and earlier periods; accordingly, no significant deferred tax liabilities have been recognized for all periods.

The Company has cumulative net operating loss carryforwards of approximately $375,000 for federal and state income tax purposes at December 31, 2003. No effect has been shown in the accompanying financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2003 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019. The Company’s utilization of its net operating loss carry-forwards will likely be limited by Section 382 of the Internal Revenue Code as a result of the stock issuances described in Note 6.

Caneum, Inc.
(formerly, SaiphT Corporation)
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 5 - NOTE PAYABLE RELATED PARTY

The Company had issued several promissory notes to various companies whose officers and/or directors are shareholders of the Company. During the year ended December 31, 2003, all notes were paid in full including the accrued interest associated with the notes. The notes were unsecured, bore interest at annual rates between 10% and 12% and were payable on demand.

NOTE 6 - COMMON STOCK

In December 2002, through the subsequent issuance of 10,000 shares of common stock, the Company acquired the rights and title to various software programs from E.com Advantage, Inc., an unrelated party. The estimated fair value of the common shares issued were determined to be $100 on the date of issuance based on the non-operating nature of the Company.

Between February 2003 and June 2003, the Company issued 500,000 shares to key individuals for services and recorded expenses of $500, which was based on the estimated fair value of the shares issued. In April 2003, the Company issued 450,000 shares of common stock to directors of the Company for cash of $450.

Between May 2003 and July 2003, the Company issued 1,000,000 shares of common stock for cash at $0.50 per share in connection with a private placement.

Between August 2003 and October 2003, the Company issued 1,000,000 shares of common stock in a private placement at $0.75 per share. Additionally, in August 2003, the Company issued 50,000 shares of common stock for legal services that were valued at $25,000 shares based on the estimated value of the common stock issued.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003, the Company entered into the following transactions with entities whose principals and/or directors are shareholders of the Company:

Rent

The Company subleases space from Cygni Capital, LLC whose principal is a shareholder of the Company. The current rent is $500 per month. The total rent expense was $4,000 and none for the years ended December 31, 2003 and 2002 respectively. This agreement is on a month-to-month term.

Management Services Agreement

The Company has retained Cygni Capital, LLC whose principal is a shareholder of the Company to perform certain management services. These services include, but are not limited to reception, telephone, janitorial, bookkeeping and general office services. The current service agreement is for $2,000 per month. The total expense pursuant to this agreement was $16,000 and $0 for the years ended December 31, 2003 and 2002, respectively. This agreement expires on June 30, 2004.

Caneum, Inc.
(formerly, SaiphT Corporation)
Notes to the Financial Statements
December 31, 2003 and 2002

Consulting Services

The Company has retained Cygni Capital, LLC whose principal is a shareholder of the Company to perform certain consulting services. These services are professional in nature and include, but are not limited to document preparation and consulting services. The current agreement is $5,000 per month. The total expense pursuant to this agreement was $30,000 and $0 for the years ended December 31, 2003 and 2002, respectively. This agreement is on a month-to-month term.

NOTE 8 - STOCK PLAN

On December 18, 2002, the Company’s Board of Directors and shareholders adopted the 2002 Stock Option/Stock Issuance Plan (the “Plan”). The purpose of the Plan is to provide eligible persons an opportunity to acquire a proprietary interest in the Company and as an incentive to remain in the service of the Company.

There are 3,000,000 shares of common stock authorized for nonstatutory and incentive stock options and stock grants under the Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations. On March 10, 2004, the Board of Directors authorized an amendment to the Plan to increase the number of shares of common stock under the plan to 7,500,000, subject to shareholder approval within six months following the date of this amendment.

The Plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until December 1, 2010, whichever is earlier. The Plan may also be terminated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all of our assets.

The purchase price under each option is established by the plan administrator. Additionally, the plan administrator will fix the terms of each option, but no option can be granted for a term in excess of 10 years. Stock issued under the Plan may vest immediately or upon terms established by the plan administrator, provided that at least 20 percent of the total shares subject to a vesting schedule will fully vest in each calendar year on the anniversary date of the issuance of the shares.

Caneum, Inc.
(formerly, SaiphT Corporation)
Notes to the Financial Statements
December 31, 2003 and 2002

A summary of grants made under the Plan as of December 31, 2002 and 2003 and during the years then ended are presented below:

		Average
Common Stock Options		Exercise
Granted	Shares	Price
Outstanding @ 12/31/2001	0	$0.00
Granted during 2002	0	$0.00
Outstanding @ 12/31/2002	0	$0.00
Granted during 2003	3,037,500	$0.56
Outstanding @ 12/31/2003	3,037,500	$0.56

		Weighted
		Average
		Exercise
	Shares	Price
Options exercisable @ 12/31/2003	719,791	$0.75

Exercise Price	Number Outstanding
$0.50	100,000
$0.55	2,750,000
$0.75	187,500

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Employment Contracts

On October 28, 2003, the Company’s Compensation Committee approved employment agreements with the Company’s President, Sukhbir Singh Mudan, Alan S. Knitowski, the Company’s Chairman, and Robert F. Mitro, the Company’s Vice-Chairman. The following description sets forth the material individual terms of these agreements:

•	Sukhbir Singh Mudan. The initial period of the employment agreement for Mr. Mudan is three years. Mr. Mudan is required to devote not less than 75% of his business time to the business of the Company, and his base salary is $120,000 per annum. Mr. Mudan received options to purchase 1,000,000 shares at $0.55 per share as additional compensation for entering into the agreement.

Caneum, Inc.
(formerly, SaiphT Corporation)
Notes to the Financial Statements
December 31, 2003 and 2002

Employment Contracts (continued)

•	Alan S. Knitowski. Mr. Knitowski is required to devote his best efforts to performing well all duties that the Company may reasonably assign to him from time to time during the term of the agreement, but he will not be required to devote in excess of 25% of his business time and effort to providing these services. His base salary is $120,000 per annum and he received options to purchase 1,000,000 shares at $0.55 per share as additional compensation for entering into the agreement.

•	Robert F. Mitro. Mr. Mitro is required to devote his best efforts to performing well all duties that the Company may reasonably assign to him from time to time during the term of the agreement, but he will not be required to devote in excess of 25% of his business time and effort to providing these services. His base salary is $60,000 per annum and he received options to purchase 750,000 shares at $0.55 per share as additional compensation for entering into the agreement.

On March 17, 2004, the Compensation Committee approved an employment agreement with the Company’s Executive Vice-President, Gary D. Allhusen. The initial period of the employment agreement for Mr. Allhusen is three years and he is required to devote 100% of his business time to the business of the Company. Mr. Allhusen’s base salary is $120,000 per annum and he received options to purchase 750,000 shares at $0.75 per share as additional compensation for entering into the agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          A Form 8-K dated December 8, 2003, was filed on December 10, 2003, reporting the following change in accounting firms:

          On December 8, 2003, we engaged Haskell & White LLP, Certified Public Accountants, as our independent auditors for the year ending December 31, 2003. The decision to retain Haskell & White LLP, and to dismiss Bierwolf, Nilson & Associates, the former independent auditor, was made by the Audit Committee of the Board of Directors on this date. The decision to dismiss Bierwolf, Nilson & Associates did not involve a dispute with us over accounting policies or practices. The report of Bierwolf, Nilson & Associates on our financial statements for the years ended December 31, 2002 and 2001, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principals. In connection with the audit of our financial statements for these years ended December 31, 2002 and 2001, there were no disagreements with Bierwolf, Nilson & Associates for the annual periods and for the period up to the date of dismissal on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Bierwolf, Nilson & Associates, would have caused the firm to make reference to the matter in its reports.

          Prior to the engagement of Haskell & White LLP, neither we, nor anyone on our behalf, consulted Haskell & White LLP regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, and neither written nor oral advice was provided by Haskell & White LLP that was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue.

ITEM 8A. CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, Sukhbir Singh Mudan, has concluded, based on his evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

     Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

          It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Current Management

          The following table sets forth as of March 25, 2004, the name, age, and position of our executive officers and directors and the term of office of these directors:

			Director
Name	Age	Position(s)	Since
Sukhbir Singh Mudan	54	Director, President & Treasurer	2002
Alan S. Knitowski	34	Chairman	2003
Robert F. Mitro	62	Director & Vice-Chairman	2003
Jason Daggett	31	Director	2003
Avtar Singh Ranshi	56	Director	2003
Gary D. Allhusen	42	Executive Vice-President	—

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

          Set forth below is certain biographical information of our executive officers and directors:

          Sukhbir Singh Mudan has been the President since August 1, 2002, and has been the Treasurer since June 11, 2003. Mr. Mudan was the COO and Venture Partner of IP Capital Partners in La Jolla, California from 2000 to 2004. IP Capital Partners was focused on identifying and creating value in early to mid stage technology companies that are poised to become future leaders in their specific market segments. IP Capital leverages its access and special ties to the region’s universities and research centers with its deep business community and industry contacts to identify and facilitate the growth of next generation technology companies. Mr. Mudan is a technology and business strategist who was a principal at Nextera Interactive, a technology and management consulting company that is part of Knowledge Universe from 1997 to 2000. In 1986 he founded Comwave Inc., originally a Packet Data radio company and subsequently a Fax Broadcasting company that was acquired by a publicly traded company in 1992. In his capacity as CEO, he led the company from a small UK based company to becoming a global company with offices in various countries interconnected by a private data network. Previously, from 1981 to 1986, Mr. Mudan was a principal consultant with Booz Allen and Hamilton. Mr. Mudan graduated in Chemical Engineering from Imperial College, London University and completed a Masters degree in Management Studies from Balliol College, Oxford University.

          Alan S. Knitowski has been the chairman of the board since June 11, 2003. Since November 2000 he has been involved in a number of companies in a number of ongoing capacities including: advisory board member of IntEnt Media Ventures, board member of Zentronix Pty Limited (Australia) and angel investor in privately held technology, media, biotechnology and energy companies. From August 2000 to July 2003 Mr. Knitowski was co-founder and board member of Telverse Communications, a next-generation advanced services ASP focused on wholesale communications services for carriers, service providers and value-added resellers, which was acquired by Level 3 Communications. From November 2000 to March 2003 Mr. Knitowski was Director of Marketing for the Voice Technology Group at Cisco Systems and was responsible for business, market and community development, including business planning and strategy for Cisco’s global packet voice initiatives. In November 2000, Mr. Knitowski joined Cisco as part of the Vovida Networks acquisition, where he served as founder, President and CEO and led the company from idea conception in February 1999 through its eventual acquisition by Cisco.

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

          Robert F. Mitro has been the vice-chairman of the board since June 11, 2003. He had been retired since October 2002. From January 2001 until October 2002, he was President, CEO, and CFO of vCIS, Inc., a proactive software behavior analysis and anti-virus security company which was acquired by Internet Security Systems in 2002. Prior to joining vCIS Technology, Mr. Mitro has held numerous executive positions including President of eCycle, Inc. from January 1998 to April 1999; President and COO of Engelhard/ICC from June 1994 to April 1995; Senior Vice-President and General Manager of PictureTel Sales, Marketing and Services Group from September 1988 to June 1994; Vice-President Sales and Marketing for Harris Corporation from October 1985 to July 1988; plus Group Director for IBM Storage Systems Group from October 1984 to September 1985, and Manager for IBM Engineering/Scientific Marketing from March 1981 to September 1984 during a 17 year career at IBM from November 1968 to September 1985. In addition to his general management experience, Mr. Mitro has had a successful 30 year sales, marketing and business development career in maximizing revenues and profits for a variety of companies in the high tech industry, including extensive experience in business strategy and development, organization development, market entry for emerging products and markets, global market and channel development; strategic partner alliances, and joint venture investment strategies for both large corporations and start-up companies alike. Mr. Mitro has recently served on the board of directors of Vovida Networks from February 1999 to November 2000 when it was acquired by Cisco Systems. He has served as a director of Telverse Communications from August 2000 to July 2003 when it was acquired by Level 3 Communications, and vCIS Technology from January 2001 to October 2002 when it was acquired by Internet Security Systems. Mr. Mitro received a Bachelor of Engineering from Stevens Institute of Technology, Hoboken, New Jersey, in 1965, and completed Executive Programs at the Graduate Schools of Business at Harvard University in 1975 and the University of Michigan in 1979.

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

          Gary D. Allhusen was appointed as our Executive Vice-President on March 17, 2004. From February 2003 until March 2004, Mr. Allhusen was a Director in the Communications Industry Practice with EDS selling and delivering large transformational consulting and outsourcing programs. Mr. Allhusen also set up EDS’ strategic transformational outsourcing practice focused on the business and information technology transformational outsourcing market. From July 2000 through January 2003 Mr. Allhusen was a principal with A. T. Kearney, a high value management consulting firm and subsidiary of EDS. While at A. T. Kearney, Mr. Allhusen focused on providing information technology strategy and alignment consulting services to large multi-national organizations. He was also responsible for embedding business process transformation and information technology operational excellence services into large EDS outsourcing deals. Major clients of Mr. Allhusen included Sprint, Bechtel, i2 Technologies, Hewlett-Packard, Boeing, Solar Turbines, Jet Propulsion Laboratory, Warner Brothers Studios, and Warner/Elektra/Atlantic. From June 1994 until July 2000 he was employed by Ernest & Young LLP. From June 1989 through May 1994 he was employed by Hughes Space and Communications Company and from August 1984 through August 1987 he was employed by the New York State Energy Research and Development Authority.

          In 1984 Mr. Allhusen received a Bachelor of Science degree in mechanical and aerospace engineering from Sibley School, Cornell University. In 1989 he received his MBA from Johnson Graduate School of Management, Cornell University. And in 1993 he received a Master of Engineering degree in operations research and industrial engineering from the School of Operations Research and Industrial Engineering, Cornell University. He has published and spoken at major conferences on the topic of Information Technology Strategy and Alignment. He is also active on the Management Committee for the Special Olympics of Southern California Summer Games’ Tennis Venue where he is responsible for running the annual competition.

Board Committees and Advisors

          In August 2003 our board created an Audit Committee and a Compensation Committee. Jason Daggett and Dr. Avtar Singh Ranshi were both appointed to each committee. Mr. Daggett was appointed as the chair of each committee. Our board of directors has determined that we do not have an audit committee financial expert serving on our Audit Committee. Our board has determined that the need for an audit committee financial expert at our initial phase of operations does not warrant the expense to retain such an expert.

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

          On March 10, 2004, we created a Disclosure Committee composed of our President, Chairman, and Chair of our Audit Committee. The purpose of the Disclosure Committee is to assist our principal executive officer and the principal financial officer in fulfilling their responsibility for oversight of the accuracy and timeliness of disclosures made by us in our period reports.

Compliance with Section 16(a) of the Exchange Act

          The following table identifies each person who, at any time during the fiscal year ended December 31, 2003, was a director, officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

		Number of
		Transactions Not
	Number of Late	Reported on a
Name	Reports	Timely Basis	Reports Not Filed
Steve Claflin	1	1	0
Alan S. Knitowski	3	3	0
Robert F. Mitro	3	3	0
Sukhbir Singh Mudan	2	2	0
Avtar Singh Ranshi	2	2	0

Code of Ethics

          We have adopted a Code of Ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Stockholder Communications

          We do not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the Board of Directors. Our current policy is to permit security holders to recommend candidates for election as directors and to provide for a process for stockholders to send communications to the Board of Directors. Stockholders may send communications to the Board of Directors by contacting our President, Mr. Mudan, in one of the following ways:

•	In writing at 170 Newport Center Drive, Suite 220, Newport Beach, CA 92660;

•	By e-mail at suki@caneum.com.

          The President will submit each communication received to the Board of Directors at the next regular meeting.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

          Summary Compensation Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company for the years ended December 31, 2003, 2002, and 2001:

SUMMARY COMPENSATION TABLE

Long-Term
	Annual Compensation				Compensation
Securities
					Restricted	Under-
				Other Annual	Stock	lying
Name and		Salary	Bonus	Compensation	Award(s)	Options
Principal Position	Year	($)	($)	($)	($)	(#)
Sukhbir Singh Mudan,	2003	$53,534	-0-	$6,468 (1)	-0-	1,000,000
President	2002	-0-	-0-	-0-	-0-	-0-
	2001	-0-	-0-	-0-	-0-	-0-

          (1)This figure includes insurance premiums paid by us for medical, dental, and vision healthcare coverage for Mr. Mudan during the final six months of 2003; no premiums were paid during the first half of 2003.

          Option Grants Table. The following table sets forth information concerning individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table during the fiscal year ended December 31, 2003.

OPTIONS GRANTS IN LAST FISCAL YEAR
(Individual Grants)

	Number of securities	Percent of total
	underlying options	options granted to	Exercise or base
	granted	employees in last	price
Name	(#)	fiscal year	($/Share)	Expiration date
Sukhbir Singh Mudan	1,000,000	32.92%	$0.55	August 14, 2008

          Aggregated Option Exercises and Fiscal Year-End Option Value Table. The following table sets forth certain information regarding stock options exercised during the fiscal year ended December 31, 2003, and held as of December 31, 2003, by the executive officer named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

Number of
			Securities	Value of
			Underlying	Unexercised In-The-
			Unexercised Options	Money Options at
			at Fiscal Year-	Fiscal Year-
			End(#)	End($)(1)
	Shares acquired on		Exercisable/	Exercisable/
Name	exercise (#)	Value realized ($)	Unexercisable	Unexercisable
Sukhbir Singh Mudan	-0-	-0-	250,000/750,000	$50,000/$150,000 (1)

          (1) At December 31, 2003, there was no public trading market for our common stock. The fair market value of the shares underlying the unexercised options is computed for purposes of this table at $0.75 per share based on the last sale price of our shares in the latest non-public offering of our stock in October 2003, and the current offering price of our common stock by certain of our shareholders registered for resale on Form S-2 filed with the Securities and Exchange Commission and declared effective on February 11, 2004.

Employment Contracts

          On October 28, 2003, our Compensation Committee approved employment agreements with Sukhbir Singh Mudan, our President, Alan S. Knitowski, our Chairman, and Robert F. Mitro, our Vice-Chairman. The following description sets forth the material individual terms of these agreements:

•	Sukhbir Singh Mudan. The initial period of the employment agreement for Mr. Mudan is three years. He is required to devote not less than 75% of his business time to the business of Caneum. His base salary is $120,000 per annum. He received options to purchase 1,000,000 shares at $.55 per share as additional compensation for entering into the agreement.

•	Alan S. Knitowski. Mr. Knitowski is required to devote his best efforts to performing well all duties that Caneum may reasonably assign to him from time to time during the term of the agreement, but he will not be required to devote in excess of 25% of his business time and effort to providing these services. His base salary is $120,000 per annum. He received options to purchase 1,000,000 shares at $.55 per share as additional compensation for entering into the agreement.

•	Robert F. Mitro. Mr. Mitro is required to devote his best efforts to performing well all duties that Caneum may reasonably assign to him from time to time during the term of the agreement, but he will not be required to devote in excess of 25% of his business time and effort to providing these services. His base salary is $60,000 per annum. He received options to purchase 750,000 shares at $.55 per share as additional compensation for entering into the agreement.

          On March 17, 2004, our Compensation Committee approved an employment agreement with our Executive Vice-President, Gary D. Allhusen. The initial period of the employment agreement for Mr. Allhusen is three years. He is required to devote 100% of his business time to the business of Caneum. His base salary is $120,000 per annum. He received options to purchase 750,000 shares at $.75 per share as additional compensation for entering into the agreement.

          Each of the employment agreements contains the following provisions which apply to each of the parties:

•	Each employee, except Mr. Allhusen, is eligible to receive an annual performance bonus between 25% and 100% of the then applicable base salary upon achievement of annual performance objectives payable either in cash or stock.

•	Each employee, together with his spouse and dependents, is entitled to participate in any employee benefit plans maintained by the Company of general applicability to other senior executives, including, without limitation, group medical, dental, vision, disability, life insurance, flexible-spending account, 401(k) and other plans.

•	The employee is entitled to four weeks paid vacation per year.

•	Each agreement contains customary termination and confidentiality provisions.

Compensation of Directors

          On August 14, 2003, our board of directors granted to Jason Daggett, one of our directors, stock options to purchase 55,000 shares. These options were granted in connection with his appointment as a director, for his appointment to the audit and compensation committees, and for appointment as chairman of each committee. The options were granted pursuant to our 2002 Stock Option/Stock Issuance Plan. The options are exercisable at $.50 per share and expire five years from the date of grant. The options vest at the rate of 25% per three-month period from the date of grant.

          On August 14, 2003, our board of directors granted to Avtar Singh Ranshi, one of our directors, stock options to purchase 45,000 shares. These options were granted in connection with his appointment as a director and for his appointment to the audit and compensation committees. The options were granted pursuant to our 2002 Stock Option/Stock Issuance Plan. The options are exercisable at $.50 per share and expire five years from the date of grant. The options vest at the rate of 25% per three-month period from the date of grant.

          In connection with their appointment as directors in April 2003, Mr. Knitowski and Mr. Mitro were each granted 225,000 shares of our common stock at par value for an aggregate of $225 each paid by these individuals.

          Directors are permitted to receive fixed fees and other compensation for their services as directors, as determined by the Board of Directors. Our Board of Directors has not adopted any policy in regard to the payment of fees or other compensation to directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth certain information from reports filed by the named parties, or furnished by current management, concerning the ownership of our common stock as of March 25, 2004, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

	Amount and Nature
Name and Address	of Beneficial
of Beneficial Owner	Ownership (1)		Percent of Class
Sukhbir Singh Mudan	501,032	(2)	11.76%
13542 Caminito Carmel Del Mar, CA 92014
Alan S. Knitowski	641,667	(3)	15.06%
52 Timor Sea Newport Coast, CA 92657
Robert F. Mitro	579,166	(4)	13.80%
20 East Main Street Suite 19 Los Gatos, CA 95030

	Amount and Nature
Name and Address	of Beneficial
of Beneficial Owner	Ownership (1)		Percent of Class
Jason Daggett	227,500	(5)	5.63%
23679 Calabasas Rd. Suite 554 Calabasas, CA 91302
Avtar Singh Ranshi	127,500	(6)	3.16%
66 Marshals Drive St. Albans, Hertfordshire UK ALI 4RF
Gary D. Allhusen	41,667	(7)	1.03%
424 7th Street Huntington Beach, CA 92648
Executive Officers and	2,118,532		50.44%
Directors as a Group (6 Persons)

          (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

          (2) Mr. Mudan holds vested options to purchase 250,000 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Mudan.

          (3) These shares are held of record by a family trust controlled by Mr. Knitowski. Mr. Knitowski holds vested options to purchase 250,000 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Knitowski.

          (4) These shares are held of record by a living trust controlled by Mr. Mitro. Mr. Mitro holds vested options to purchase 187,500 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Mitro.

          (5) Mr. Daggett holds vested options to purchase 27,500 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Daggett.

          (6) Dr. Ranshi holds vested options to purchase 22,500 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Dr. Ranshi.

          (7) Mr. Allhusen holds vested options to purchase 41,667 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Allhusen.

Equity Compensation Plan Information

          The following table sets forth as of the most recent fiscal year ended December 31, 2003, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average exercise	equity compensation plans
	issued upon exercise of	price of outstanding	(excluding securities
	outstanding options,	options, warrants and	reflected in column (a) and
	warrants and rights	rights	(b)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,037,500 (1)	$0.56	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	3,037,500 (1)	$0.56	-0-

          (1) Our 2002 Stock Option/Stock Issuance Plan only authorizes the issuance of 3,000,000 shares under the plan. However, paragraph IV(C)(2) of the plan permits the granting of options or issuance of stock under the plan in excess of the number of shares of common stock then available for issuance under the plan, provided any excess shares are to be held in escrow until there is obtained shareholder approval of an amendment sufficiently increasing the number of shares of common stock available for issuance under the plan. Shareholder approval of the increase must be obtained within twelve months following the grant or issuance in excess of the authorized shares. In this instance, the option grants in excess of 3,000,000 underlying shares were made on October 28, 2003.

2002 Stock Option/Stock Issuance Plan

          On December 18, 2002, our Board of Directors adopted the 2002 Stock Option/Stock Issuance Plan. Our shareholders approved the plan in June of 2003. The purpose of the plan is to provide eligible persons an opportunity to acquire a proprietary interest in our company and as an incentive to remain in the service of the company.

          There are 3,000,000 shares of common stock authorized for nonstatutory and incentive stock options and stock grants under the plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations. On March 10, 2004, the Board of Directors authorized an amendment to the plan to increase the number of shares of common stock under the plan to 7,500,000, subject to shareholder approval within six months following the date of this amendment.

          The plan is administered by our Compensation Committee, which is composed of Jason Daggett and Avtar Singh Ranshi, two of our directors.

          Participants in the plan are to be selected by the plan administrator which is currently our Compensation Committee. The persons eligible to participate in the plan are as follows: (a) employees of our company and any of its subsidiaries; (b) non-employee members of the board or non-employee members of the Board of Directors of any of its subsidiaries; and (c) consultants and other independent advisors who provide services to our company or any of its subsidiaries. Options may be granted, or shares issued, only to consultants or advisors who are natural persons and who provide bona fide services to our company or one of its subsidiaries, provided that the services are not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for our securities.

          The plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until December 1, 2012, whichever is earlier. The plan may also be terminated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all of our assets.

          Stock option awards under the plan consist of nonstatutory stock options (NSOs) and incentive stock options (ISOs). ISOs may be granted only to employees of our company or one of its subsidiaries.

          The purchase price under each option is established by the plan administrator, but in no event will it be less than 100% of the fair market value of our common stock for ISOs and 85% for NSOs. The price applicable to any option holder who holds more than 10 percent of our outstanding common stock will be 110% percent of fair market value. The aggregate exercise price, plus applicable taxes, are due and payable in cash or check on the date of the exercise of an option. However, the plan administrator may permit payment of the total amount due by a full-recourse, interest-bearing promissory note; payroll deductions in installments; shares of common stock valued at fair market value on the date of exercise of the option; or through a special sale and remittance procedure through a designated brokerage firm.

          The plan administrator will fix the terms of each option, but no option can be granted for a term in excess of 10 years. The term of such an option will not be longer than five years in the case of any option holder who holds, on the date of the grant of an ISO, more than 10% of our outstanding common stock. Upon termination of services, the option holder will have a limited time in which to exercise vested options. The plan administrator will not impose a vesting schedule upon any options granted which provides for exercise of an option for less than 20 percent of the shares subject to the option and with an initial installment for vesting which is fixed for a longer period than one year from the date of grant of the option.

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

          At the discretion of the plan administrator, the consideration provided for the issuance of shares of common stock under the stock issuance plan will be satisfied in one or more of the following ways, or combinations thereof: (a) in cash or check payable to us; (b) issuing of a full-recourse promissory note; (c) payroll deductions in installments; (d) past services rendered to us or one of our subsidiaries; or (e) the agreement of a participant to accept employment and the undertaking and performance of services with or to us or one of our subsidiaries.

          Stock issued under the stock issuance plan may vest immediately or upon terms established by the plan administrator, provided that at least 20 percent of the total shares subject to a vesting schedule will fully vest in each calendar year on the anniversary date of the issuance of the shares.

          Irrespective of whether a participant’s shares are vested or are held in escrow, a participant to whom shares under the stock issuance plan have been issued will have the right to vote those shares and to receive any regular cash dividends paid on those shares.

          If employment with or service to us terminates for whatever cause at a time when the participant holds unvested shares issued under the stock issuance plan, those shares will be immediately surrendered to us and cancelled. In the event the participant paid for the shares surrendered in cash or cash equivalent, the amount of that consideration will be repaid. In the event that the participant furnished a promissory note in payment of shares surrendered, the remaining balance of that note attributable to the surrendered shares will be cancelled. In the sole discretion of the plan administrator, the surrender and cancellation of any unvested shares issued under the stock issuance plan may be waived at any time by the plan administrator subject to such terms and conditions or on no terms and conditions as the plan administrator may determine.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Eric Chess Bronk was a founder of our company. He was a director from the organization of the company on March 23, 2000, until December 19, 2002. Mr. Bronk served as president from March 23, 2000, until August 1, 2002, and he served as treasurer from March 23, 2000, until December 19, 2002.

          In connection with our organization in 2000, Mr. Bronk received 190,000 shares for services rendered to us, which services were valued at $1,900.

          Mr. Bronk is the sole managing member of Cygni Capital LLC, and Mr. Daggett, one of our directors, is a vice-president and non-managing member of this entity. Cygni Capital subleases office space to us on a month-to-month basis for $500 per month and provides office services to us for $2,000 per month pursuant to a Management Services Agreement for office services which is terminable upon 30 days’ notice by either party. Cygni Capital also provides business and financial consultant services to us for $5,000 per month in an oral arrangement which is terminable at any time by either party. On June 14, 2002, Cygni Capital loaned to us $1,862, and on December 31, 2002, loaned $3,725, for operating expenses. These loans were repaid, with interest at 10% per annum, on June 1, 2003.

          Mr. Bronk is also a director of Rigel Funds Management, Ltd., formerly known as Mezzanine Fund Management Ltd. On March 27, 2000, Rigel loaned $9,000 to us. This loan was repaid, with interest at 10% per annum, on June 1, 2003.

          On May 2, 2001, Mezzanine Investment Corporation, a corporation of which Mr. Bronk is the sole officer and director, loaned $3,500 to us. This loan was repaid, with interest at 12% per annum, on June 1, 2003.

          On August 1, 2001, Procyon Corporation, a corporation of which Mr. Bronk is a shareholder, loaned $5,000 to us. This loan was repaid, with interest at 12% per annum, on June 1, 2003.

          On November 2, 2001, we loaned $750 to Whitelight Technologies, Inc., a corporation of which Mr. Bronk is the president and sole director. This loan was repaid to us, with interest at 10% per annum, on June 1, 2003.

          On November 15, 2001, we loaned $500 to Cygni Investments, Inc., a corporation of which Mr. Bronk is a shareholder. This loan was repaid to us, with interest at 10% per annum, on June 1, 2003.

          Mr. Daggett and Alan S. Knitowski, our Chairman, are managers of Trymetris Capital Management LLC which is the manager of Trymetris Capital Fund I, LLC, a private investment fund. Cygni Capital is a non-managing member of the fund manager.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

          (a)(1) Financial Statements. The following financial statements are included in this report:

          (a)(2)Exhibits. The following exhibits are included as part of this report:

Exhibit No.	Description of Exhibit	Location
2.1	Asset Purchase Agreement dated December 15, 2002, with E.com Advantage, Inc.	(6)

3.1	Articles of Incorporation filed March 1, 2000	(1)

3.2	Current Bylaws	(1)

3.3	Articles of Amendment filed July 10, 2000	(2)

3.4	Certificate of Amendment filed March 5, 2003	(3)

3.5	Certificate of Amendment filed July 21, 2003	(4)

4.1	Form of Common Stock Certificate	(1)

4.2	Amended 2002 Stock Option/Stock Issuance Plan	(5)

10.1	Promissory Note dated March 27, 2002	(2)

10.2	Promissory Note dated May 2, 2001	(2)

10.3	Promissory Note dated August 1, 2001	(2)

10.4	Promissory Note dated June 14, 2002	(3)

10.5	Promissory Note dated December 31, 2002	(3)

10.6	Employment Agreement dated October 28, 2003, with Sukhbir Singh Mudan	(5)

10.7	Employment Agreement dated October 28, 2003, with Alan S. Knitowski	(5)

10.8	Employment Agreement dated October 28, 2003, with Robert F. Mitro	(5)

10.9	Employment Agreement dated March 17, 2004, with Gary D. Allhusen	Attached

10.10	Sublease dated November 1, 2003, with Cygni Capital LLC	(6)

10.11	Management Services Agreement dated November 1, 2003, with Cygni Capital LLC	(6)

14.1	Code of Ethics	Attached

16.1	Letter dated December 9, 2003, from Bierwolf, Nilson & Associates on change in certifying accountant	(7)

23.1	Consent of Haskell & White LLP	Attached

23.2	Consent of Chisholm, Bierwolf & Nilson	Attached

31.1	Rule 13a-14(a) Certification by Principal Executive Officer	Attached

31.2	Rule 13a-14(a) Certification by Principal Financial Officer	Attached

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Attached

          (1) Incorporated by reference from our registration statement on Form 10-SB filed with the Securities and Exchange Commission on July 21, 2000 (File No.0-30874).

          (2) Incorporated by reference from our 2001 annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2002 (File No.0-30874).

          (3) Incorporated by reference from our 2002 annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003 (File No.0-30874).

          (4) Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003 (File No.0-30874).

          (5) Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 7, 2003 (File No.0-30874).

          (6) Incorporated by reference from our first amended registration statement on Form S-2/A filed with the Securities and Exchange Commission on December 24, 2003 (File No. 333-110373).

          (7) Incorporated by reference from our current report on Form 8-K dated December 8, 2003, filed with the Securities and Exchange Commission on December 10, 2003 (File No.0-30874).

          (b) Reports on Form 8-K: On December 10, 2003, we filed a report on Form 8-K dated December 8, 2003, to disclose a change of auditors under Item 4.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The audit of our financial statements for the year ended December 31, 2002, as well as the review of our financial statements included in our quarterly reports on Form 10-QSB for the first three quarters of 2002 and 2003, were performed by Bierwolf, Nilson & Associates. On December 8, 2003, we engaged Haskell & White LLP as our independent auditors for the year ended December 31, 2003.

          Audit Fees. The aggregate fees incurred for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2003 and 2002, and the review of the financial statements included in our Forms 10-QSB for the fiscal years ended December 31, 2003 and 2002, were $19,600 and $4,150, respectively.

          Audit-Related Fees. Except as disclosed above, no fees were billed to us during the fiscal years ended December 31, 2003 or 2002, for assurance and related services by our auditors that were reasonably related to the performance of the audit or review of our financial statements.

          Tax Fees. The aggregate fees incurred by us for tax compliance, tax consulting, and tax planning services by our auditors for the fiscal years ended December 31, 2003 and 2002, were $3,000 and $250, respectively. The foregoing tax-related services include review and preparation of tax returns.

          All Other Fees. No fees were incurred during 2003 and 2002 for services rendered to us by our auditors, other than those services covered in the sections captioned “Audit Fees,” “Audit-Related Fees,” and “Tax Fees.”

          Our Audit Committee was created on August 14, 2003. Prior to that date the function of overseeing our accounting and financial reporting processes, and the audits of our financial statements, was performed by our board of directors.

          Our Audit Committee has considered whether the non-audit services provided by our auditors to us are compatible with maintaining the independence of our auditors and concluded that the independence of our auditors is not compromised by the provision of such services. Our Audit Committee pre-approves all auditing services and permitted non-audit services, including the fees and terms of those services, to be performed for us by its independent auditor prior to engagement.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caneum, Inc.
Date: March 25, 2004	By:	/s/ Sukhbir Singh Mudan
Sukhbir Singh Mudan, President
(Principal Executive Officer)

          In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2004	/s/ Sukhbir Singh Mudan
Sukhbir Singh Mudan, Director and Treasurer (Principal Financial Officer, and Principal Accounting Officer)

Date: March 26, 2004	/s/ Jason Daggett Jason Daggett, Director

Date: March 30, 2004	/s/ Avtar Singh Ranshi
Dr. Avtar Singh Ranshi, Director

Date: March 26, 2004	/s/ Robert F. Mitro
Robert F. Mitro, Director

Date: March 26, 2004	/s/ Alan S. Knitowski
Alan S. Knitowski, Director