Form 10QSB
period 2004-03-31
CANEUM INC
filed 2004-05-17
CIK 1118961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-30874

CANEUM, INC.

(Exact name of Registrant as specified in charter)

Nevada State or other jurisdiction of incorporation or organization	33-0916900 I.R.S. Employer I.D. No.

170 Newport Center Drive, Suite 220, Newport Beach, CA (Address of principal executive offices)	92660 (Zip Code)

Issuer’s telephone number, including area code: (949) 273-4000

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒     No ☐     (2) Yes ☒     No ☐

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: At May 7, 2004, there were 4,010,000 shares of our common stock outstanding.

PART I

Item 1. Financial Statements

CANEUM, INC.
(FORMERLY, SAIPHT CORPORATION)
FINANCIAL STATEMENTS
FOR THE QUARTER’S ENDED MARCH 31, 2004 AND 2003

CANEUM, INC.
(FORMERLY, SAIPHT CORPORATION)

Page
INDEPENDENT AUDITORS’ REPORTS
FINANCIAL STATEMENTS
BALANCE SHEETS — ASSETS	F-4
BALANCE SHEETS — LIABILITIES AND STOCKHOLDERS’ EQUITY	F-5
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	F-6
STATEMENTS OF STOCKHOLDERS EQUITY	F-7
STATEMENTS OF CASH FLOWS	F-8
NOTES TO THE FINANCIAL STATEMENTS	F-9
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

CANEUM, INC.
(FORMERLY, SAIPHT CORPORATION)
BALANCE SHEETS
AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

ASSETS

	March 31,	December 31,
	2004	2003
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$537,517	$781,387
Accounts receivable	89,133	40,450
Prepaid expenses and other assets	15,000	15,000
Available-for-sale equity securities (Note 3)	74,132	77,521

TOTAL CURRENT ASSETS	715,782	914,358

FIXED ASSETS
Software	100	100

TOTAL FIXED ASSETS	100	100

TOTAL ASSETS	$715,882	$914,458

See accompanying notes to the financial statements.

CANEUM, INC.
(FORMERLY, SAIPHT CORPORATION)
BALANCE SHEETS
AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2004	2003
	(unaudited)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$24,502	$20,984
Taxes payable	800	800

TOTAL CURRENT LIABILITIES	25,302	21,784

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY
Common stock, 100,000,000 shares authorized at $.001 par value: 4,010,000 and 1,000,000 shares issued and outstanding, respectively	4,010	4,010
Additional paid in capital	1,291,727	1,287,665
Accumulated deficit	(554,855)	(382,217)
Accumulated other comprehensive loss	(50,302)	(16,784)

TOTAL STOCKHOLDERS’ EQUITY	690,580	892,674

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$715,882	$914,458

See accompanying notes to the financial statements.

CANEUM, INC.
(FORMERLY, SAIPHT CORPORATION)
STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	For the quarter ended
	March 31,	March 31,
	2004	2003
	(unaudited)
REVENUE	$84,124	$3,800
COST OF REVENUE	55,431	—

GROSS PROFIT	28,693	3,800
OPERATING EXPENSES	196,027	3,460

LOSS FROM OPERATIONS	(167,334)	340
OTHER INCOME (EXPENSE)
Other income	4,488	—
Realized losses from the sales of securities	(10,711)	—
Dividend income	22	—
Interest income	897	31
Interest expense	—	(455)

TOTAL OTHER INCOME (EXPENSE)	(5,304)	(424)

LOSS BEFORE INCOME TAX	(172,638)	(84)
INCOME TAX EXPENSE	—	—

NET LOSS	$(172,638)	$(84)

LOSS PER COMMON SHARE	(0.04)	(0.01)
SHARES USED IN EARNINGS PER SHARE CALCULATIONS
WEIGHTED AVERAGE COMMON SHARES	4,010,000	1,161,700
OTHER COMPREHENSIVE INCOME (LOSS)
NET LOSS	$(172,638)	$(84)
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized (loss) on available-for-sale securities (Note 3)	(33,518)	—

COMPREHENSIVE LOSS	$(206,156)	$(84)

See accompanying notes to the financial statements.

CANEUM, INC.
(FORMERLY, SAIPHT CORPORATION)
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Accumulated	Total
			Paid-in	Accumulated	other comprehensive	Stockholders’
	Shares	Amount	Capital	deficit	loss	Equity
BALANCE, December 31, 2003	4,010,000	$4,010	$1,287,665	$(382,217)	$(16,784)	$892,674
Net loss for the quarter ended March 31, 2004				(172,638)		(172,638)
Stock-based compensation expense			4,062			4,062
Accumulated other comprehensive loss for the quarter ended March 31, 2004					(33,518)	(33,518)

BALANCE, March 31, 2004	4,010,000	$4,010	$1,291,727	$(554,855)	$(50,302)	$690,580

See accompanying notes to the financial statements.

CANEUM, INC.
(FORMERLY, SAIPHT CORPORATION)
STATEMENTS OF CASH FLOWS

	For the quarter ended
	March 31,	March 31,
	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(172,638)	$(84)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation expense	4,062	—
Expenses paid by stock issuance	—	480
Realized loss on sale of securities	10,711	—
Increase in accounts receivable	(48,683)	—
Decrease in interest receivable	—	(31)
Decrease in interest payable	—	745
Increase in accounts payable	3,518	—

NET CASH FLOWS USED BY OPERATING ACTIVITIES	(203,030)	1,110
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(203,556)	—
Proceeds from available-for-sale securities	162,716	—

NET CASH FLOWS USED BY INVESTING ACTIVITIES	(40,840)	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	(243,870)	1,110
CASH AND CASH EQUIVALENTS, BEGINNING OF QUARTER	781,387	—

CASH AND CASH EQUIVALENTS, END OF QUARTER	$537,517	$1,110

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$—	$—

Cash paid for taxes	$—	$—

See accompanying notes to the financial statements.

Caneum, Inc.
(formerly SaiphT Corporation)
Notes to Financial Statements
March 31, 2004 and December 31, 2003

NOTE 1 — Corporate History

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

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of its operations for the three months ended March 31, 2004 and March 31, 2003, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

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

During the quarter ended March 31, 2004, the Company had two customers that each accounted for at least 10% of the Company’s revenue. As of March 31, 2004, three customers each accounted for at least 10% of accounts receivable.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. As of March 31, 2004, the Company had approximately $368,000 on deposit with a financial institution that exceeds federally insured limits.

Caneum, Inc.
(formerly SaiphT Corporation)
Notes to Financial Statements
March 31, 2004 and December 31, 2003

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

As of March 31, 2004, the Company had one stock-based compensation plan which is described more fully in Note 5. The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to employee stock options.

	Quarter	Quarter
	ended	ended
	March 31,	March 31,
	2004	2003
Net loss, as reported	$(172,638)	$(84)
Stock-based compensation determined under fair value method	(28,100)	—

Net loss, pro-forma	(200,738)	(84)
Net loss per share, as reported	(0.04)	(0.01)
Net loss per share, pro-forma	(0.05)	(0.01)

Caneum, Inc.
(formerly SaiphT Corporation)
Notes to Financial Statements
March 31, 2004 and December 31, 2003

Stock-Based Compensation (continued)

The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	2004	2003
Volatility	43.35%	—
Risk-free Interest Rate	4.00%	—
Expected life of options	4-5 years	—

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

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At March 31, 2004 and December 31, 2003, management believes that the carrying amounts of cash and cash equivalents, investments in securities and accounts payable approximate fair value because of the short maturity of these financial instruments.

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
(formerly SaiphT Corporation)
Notes to Financial Statements
March 31, 2004 and December 31, 2003

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

NOTE 3 – AVAILABLE-FOR-SALE EQUITY SECURITIES

At March 31, 2004, the Company had $74,132 of available-for-sale equity securities and such values were determined based on quoted market prices. These equity securities had an aggregate unrealized loss of $50,302, and an aggregate cost basis of $124,434 as of March 31, 2004.

NOTE 4 — RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2004, the Company entered into the following transactions with entities whose principals and/or directors are shareholders of the Company:

Rent

The Company subleases space from Cygni Capital, LLC whose principal is a shareholder of the Company. The current rent is $500 per month. The total rent expense was $1,500 for the quarter ended March 31, 2004 and none for the quarter ended March 31, 2003. This agreement is on a month-to-month term.

Management Services Agreement

The Company has retained Cygni Capital, LLC whose principal is a shareholder of the Company to perform certain management services. These services include, but are not limited to reception, telephone, janitorial, bookkeeping and general office services. The current service agreement is for $2,000 per month. The total expense pursuant to this agreement was $6,000 for the quarter ended March 31, 2004 and none for the quarter ended March 31, 2003. This agreement expires on June 30, 2004.

Consulting Services

The Company has retained Cygni Capital, LLC whose principal is a shareholder of the Company to

Caneum, Inc.
(formerly SaiphT Corporation)
Notes to Financial Statements
March 31, 2004 and December 31, 2003

perform certain consulting services. These services are professional in nature and include, but are not limited to document preparation and consulting services. The current agreement is $5,000 per month. The total expense pursuant to this agreement was $15,000 for the quarter ended March 31, 2004 and none for the quarter ended March 31, 2003. This agreement is on a month-to-month term.

NOTE 5 — STOCK PLAN

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

A summary of grants made under the Plan during the quarter ended March 31, 2004 and the year ended December 31, 2003 are presented below:

Caneum, Inc.
(formerly SaiphT Corporation)
Notes to Financial Statements
March 31, 2004 and December 31, 2003

Common Stock Options Granted	Shares	Average Exercise Price
Outstanding @ 12/31/2002	0	$0.00
Granted during the year ended December 31, 2003	3,037,500	$0.56
Outstanding @ 12/31/2003	3,037,500	$0.56
Granted during the quarter ended March 31, 2004	750,000	$0.75
Outstanding @ 03/31/2004	3,787,500	$0.59

		Weighted Average
	Shares	Exercise Price
Options exercisable @ 03/31/2004	1,081,250	$0.51

Exercise Price	Number Outstanding
$0.50	100,000
$0.55	2,750,000
$0.75	937,500

Caneum, Inc.
(formerly SaiphT Corporation)
Notes to Financial Statements
March 31, 2004 and December 31, 2003

NOTE 6 – Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis and Plan of Operation

     The following discussion should be read in conjunction with our financial statements and related notes thereto as filed with the Securities and Exchange Commission.

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

Critical Accounting Policies

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to our critical accounting policies for the quarter ended March 31, 2004.

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

Results of Operations

     During the quarter ended March 31, 2004, we generated revenues of $84,124 versus $3,800 for the comparative quarter ended March 31, 2003. The increase in revenue is due to the additional sales effort, additional orders from existing customers, and new customers generated over the past year.

     Our cost of revenue earned was $55,431 for the quarter ended March 31, 2004 versus $0 for the comparative quarter ended March 31, 2003. The increased cost reflects subcontractor costs associated with the services provided by us to our clients by consulting with them to source their buying decisions with a suite of business process and information technology outsourcing. The resulting gross profit for the quarter ended March 31, 2004 is $28,693 versus $3,800 for the comparative quarter reflecting a current quarterly gross profit of 34%.

     Our operating expenses for the quarter ended March 31, 2004 were $196,027 versus $3,460 for the quarter ended March 31, 2003. The increased operating expenses resulted from the creation of an organization to support the current and future activities of the company. The major components of operating expense were payroll and related taxes and benefits of $98,572 and professional and consulting fees of $48,565.

     Management has not yet determined the amount of revenues and expenses estimated for 2004, but anticipates that they will increase progressively.

Liquidity and Capital Resources

     As of March 31, 2004, cash totaled $537,517 as compared with $781,387 of cash at December 31, 2003 resulting in a decrease of $243,870 in cash and cash equivalents for the quarter ended March 31, 2004. The decrease in cash and cash equivalents consists of cash used in operations of $203,030 and cash used by investing activities of $40,840. The decrease in cash and cash equivalents for the quarter ended March 31, 2003 was $1,110 consisting of cash used in operations. There were no comparable investing or financing activities for the same period last year.

     Working capital was $690,480 at March 31, 2004, as compared with working capital of $892,574 at December 31, 2003. This decrease in working capital was a result primarily of the planned use of funds generated from prior stock offerings to support the business during its growth phase.

     Management believes that with revenues generated from operations, together with funds generated from the prior sale of our common stock, we will have sufficient cash to satisfy existing operating cash needs and working capital requirements during 2004 and through at least June 30, 2005. Our monthly cash requirements have fluctuated between $29,867 and $42,343, and management estimates that future monthly cash requirements will be approximately $50,000. Without generating any additional revenues, we estimate that our cash on hand would meet our cash flow requirements through at least June 30, 2005. Any additional funds from operations would likely extend this estimated period. We do not anticipate the immediate need for additional funding from investors.

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

Off-Balance Sheet Arrangements

     During the quarter ended March 31, 2004, we did not engage in any off-balance sheet arrangements.

Recent Accounting Pronouncements

     Stock-Based Compensation

     We account for employee stock-based compensation under the “intrinsic value” method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as opposed to the “fair value” method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Pursuant to the provisions of APB 25, we generally do not record an expense for the value of stock-based awards granted to employees. If proposals currently under consideration by various accounting standard organizations are adopted, such as the Financial Accounting Standards Board Proposed Statement of Financial Accounting Standard, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95,” we may be required to treat the value of stock-based awards granted to employees as compensation expense in the future, which could have a material adverse effect on our reported operating results and could negatively affect the price of our Common Stock. If these proposals are adopted, we could decide to reduce the number of stock-based awards granted to employees in the future, which could adversely impact our ability to attract qualified candidates or retain existing employees without increasing their cash compensation and, therefore, have material adverse effect on our business, results of operations and financial condition.

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

     Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 2. Changes in Securities

     During the quarter ended March 31, 2004, the following securities were sold by us without registering the securities under the Securities Act:

•	In March 2004, we granted options to Gary Allhusen, our Vice-President, to purchase 750,000 shares at $.75 per share. These options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Allhusen represented that he was an accredited investor as defined in Rule 501 of Regulation D at the time of the granting. He delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the documents evidencing the options. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Allhusen represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the grants. No underwriting discounts or commissions were paid in connection with the grants.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits. The following exhibits are included as part of this report:

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Caneum, Inc.

Date: May 17, 2004	By	/s/ Sukhbir Singh Mudan Sukhbir Singh Mudan, President and Treasurer (Principal executive officer, principal financial officer, and chief accounting officer)