Form 10QSB
period 2004-06-30
CANEUM INC
filed 2004-08-16
CIK 1118961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number: 0-30874

CANEUM, INC.

(Exact name of Registrant as specified in charter)

Nevada	33-0916900
State or other jurisdiction of	I.R.S. Employer I.D. No.
incorporation or organization

170 Newport Center Drive, Suite 220, Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (949) 273-4000

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes [X]  No [   ] (2) Yes [X]  No [   ]

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: At August 5, 2004, there were 4,036,014 shares of our common stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CANEUM, INC.
(FORMERLY, SAIPHT CORPORATION)

FINANCIAL STATEMENTS

FOR THE QUARTER’S ENDED JUNE 30, 2004 AND 2003

CANEUM, INC.
(FORMERLY, SAIPHT CORPORATION)

Page
INDEPENDENT AUDITORS’ REPORTS
FINANCIAL STATEMENTS
BALANCE SHEETS - ASSETS	4
BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS’ EQUITY	5
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	6
STATEMENTS OF STOCKHOLDERS EQUITY	7
STATEMENTS OF CASH FLOWS	8
NOTES TO THE FINANCIAL STATEMENTS	9
Exhibit 31.1 - Certification of Principal Executive Officer
Exhibit 31.1 - Certification of Principal Financial Officer
Exhibit 32 - Certification of PEO and PCO

CANEUM, INC.
(FORMERLY, SAIPHT CORPORATION)

BALANCE SHEETS
AS OF JUNE 30, 2004 (unaudited) AND DECEMBER 31, 2003

ASSETS

	June 30,	December 31,
	2004	2003
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$333,663	$781,387
Accounts receivable	74,376	40,450
Prepaid expenses and other assets	15,000	15,000
Available-for-sale equity securities (Note 3)	171,220	77,521

TOTAL CURRENT ASSETS	594,259	914,358

FIXED ASSETS
Software	100	100

TOTAL FIXED ASSETS	100	100

OTHER ASSETS
Capitalized acquisition costs	31,615	—
TOTAL ASSETS	$625,974	$914,458

See accompanying notes to the financial statements.

CANEUM, INC.
(FORMERLY, SAIPHT CORPORATION)
BALANCE SHEETS
AS OF JUNE 30, 2004 (unaudited) AND DECEMBER 31, 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2004	2003
	(unaudited)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$70,426	$20,984
Taxes payable	800	800

TOTAL CURRENT LIABILITIES	71,226	21,784

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY
Common stock, 100,000,000 shares authorized at $.001 par value: 4,036,014 shares issued or issuable and outstanding at June 30, 2004, and 4,010,000 shares issued and outstanding at December 31, 2003	4,036	4,010
Additional paid in capital	1,328,399	1,287,665
Accumulated deficit	(718,452)	(382,217)
Accumulated other comprehensive loss	(59,235)	(16,784)

TOTAL STOCKHOLDERS’ EQUITY	554,748	892,674

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$625,974	$914,458

See accompanying notes to the financial statements

CANEUM, INC.
(FORMERLY, SAIPHT CORPORATION)

STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
REVENUE	$129,914	$11,308	$214,039	$15,108
COST OF REVENUE	63,937	3,750	117,320	3,750

GROSS PROFIT	65,977	7,558	96,719	11,358
OPERATING EXPENSES	263,869	61,654	461,946	65,114

LOSS FROM OPERATIONS	(197,892)	(54,096)	(365,227)	(53,756)

OTHER INCOME (EXPENSE)
Other income	33,346	—	37,834	—
Realized losses from the sales of securities	—	—	(10,695)	—
Dividend income	—	—	22	—
Interest income	950	—	1,831	31
Interest expense	—	(524)	—	(979)

TOTAL OTHER INCOME (EXPENSE)	34,296	(524)	28,992	(948)

LOSS BEFORE INCOME TAX	(163,596)	(54,620)	(336,235)	(54,704)
INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(163,596)	$(54,620)	$(336,235)	$(54,704)

LOSS PER COMMON SHARE	$(0.04)	$(0.03)	$(0.08)	$(0.04)

SHARES USED IN EARNINGS PER SHARE CALCULATIONS
WEIGHTED AVERAGE COMMON SHARES	4,017,837	1,819,341	4,013,918	1,439,006

OTHER COMPREHENSIVE INCOME (LOSS)
NET LOSS	$(163,596)	$(54,620)	$(336,235)	$(54,704)
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized (loss) on available-for-sale securities (Note 3)	(8,933)	—	(42,451)	—

COMPREHENSIVE LOSS	$(172,529)	$(54,620)	$(378,686)	$(54,704)

See accompanying notes to the financial statements

CANEUM, INC.
(FORMERLY, SAIPHT CORPORATION)

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(unaudited)

			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	other comprehensive	Stockholders’
	Shares	Amount	Capital	deficit	loss	Equity
BALANCE, December 31, 2003	4,010,000	$4,010	$1,287,665	$(382,217)	$(16,784)	$892,674
Net loss for the six months ended June 30, 2004				(336,235)		(336,235)
Stock-based compensation expense			21,250			21,250
Issue of stock for services	5,000	5	3,745			3,750
Issue of stock for legal services	21,014	21	15,739			15,760
Other comprehensive loss for the six months ended June 30, 2004					(42,451)	(42,451)

BALANCE, June 30, 2004	4,036,014	$4,036	$1,328,399	$(718,452)	$(59,235)	$554,748

See accompanying notes to the financial statements

CANEUM, INC.
(FORMERLY, SAIPHT CORPORATION)

STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(336,235)	$(54,704)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation expense	40,760	1,050
Receipt of stock for services	(32,500)	—
Increase in accounts receivable	(33,926)	—
Decrease in interest receivable	—	(31)
Decrease in interest payable	—	(501)
Increase in accounts payable	49,442	—

NET CASH FLOWS (USED BY) OPERATING ACTIVITIES	(312,459)	(54,186)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized acquisition costs	(15,855)	—
Purchases of available-for-sale securities	(266,366)	(29,517)
Proceeds from available-for-sale securities	146,956	—
Payments on related party note		1,250

NET CASH FLOWS (USED BY) INVESTING ACTIVITIES	(135,265)	(28,267)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	—	500,000
Payments on notes payable	—	(23,087)

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	—	476,913

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(447,724)	394,460

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	781,387	—

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$333,663	$394,460

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$—	$524

Cash paid for income taxes	$—	$—

See accompanying notes to the financial statements

Caneum, Inc.
(formerly, SaiphT Corporation)

Notes to the Financial Statements
June 30, 2004 and December 31, 2003

NOTE 1 - Corporate History

     Caneum, Inc. (the “Company”) was incorporated in Nevada on March 1, 2000, as Saiph Corporation for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. On March 5, 2003, the Company filed Amended Articles of Incorporation changing its name to SaiphT Corporation. On July 21, 2003, the Company changed its name to Caneum, Inc.

     The Company is a global provider of business process and information technology outsourcing products and services across vertical industries including technology, energy, government, education and healthcare. The Company provides a suite of business strategy and planning capabilities to assist customers with their ‘make versus buy’ decisions in the areas of data, network, product development, product maintenance and support, and fulfills its services onshore, in-region (NAFTA), and offshore, depending on the business goals and objectives of its global customers. In parallel, Caneum is opportunistically pursuing accretive acquisitions within its core outsourcing products and services suite in order to broaden its core capabilities, expand its customer base and supplement its organic growth.

     Prior to 2003 the Company had not conducted any significant operations, and its activities focused primarily on financing activities, organizational efforts, and seeking a merger target. Although the Company earned its initial operating revenues in the quarter ended March 31, 2003, such revenues were not significant, and, as a result, the Company’s prior period financial statements have been presented as a “development stage enterprise” in accordance with the guidance provided in Statement of Financial Accounting Standards No. 7. As the result of the revenues earned during the quarter and year ended December 2003, management no longer considers the Company to be a development stage enterprise.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004, and the results of its operations through and for the three and six months ended June 30, 2004 and June 30, 2003, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial

Caneum, Inc.
(formerly, SaiphT Corporation)
Notes to the Financial Statements
June 30, 2004 and December 31, 2003

statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

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

     During the quarter ended June 30, 2004, the Company had four customers that each accounted for at least 10% of the Company’s revenue. As of June 30, 2004, five customers each accounted for at least 10% of accounts receivable.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. As of June 30, 2004, the Company had approximately $210,000 on deposit with a financial institution that exceeds federally insured limits.

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

Caneum, Inc.
(formerly, SaiphT Corporation)
Notes to the Financial Statements
June 30, 2004 and December 31, 2003

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

     As of June 30, 2004, the Company had one stock-based compensation plan, which is described more fully in Note 5. The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to employee stock options.

	Three	Three	Six months	Six months
	months	months	ended	ended
	ended June	ended June	June 30,	June 30,
	2004	2003	2004	2003
Net loss, as reported	$(163,596)	$(54,620)	$(336,235)	$(54,704)
Stock-based compensation determined under fair value method	(178,812)	(50,417)	(206,912)	(50,417)

Net loss, pro-forma	(342,408)	(105,037)	(543,147)	(105,121)
Net loss per share, as reported	(0.04)	(0.03)	(0.08)	(0.04)
Net loss per share, pro-forma	(0.09)	(0.06)	(0.14)	(0.07)

Stock-Based Compensation (continued)

     The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	2004	2003
Volatility	43.35%	45.33%
Risk-free Interest Rate	4.00%	4.00%
Expected life of options	4-5 years	5 years

Caneum, Inc.
(formerly, SaiphT Corporation)
Notes to the Financial Statements
June 30, 2004 and December 31, 2003

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

Fair Value of Financial Instruments

     SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At June 30, 2004 and December 31, 2003, management believes that the carrying amounts of cash and cash equivalents, investments in securities and accounts payable approximate fair value because of the short maturity of these financial instruments.

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

Caneum, Inc.
(formerly, SaiphT Corporation)
Notes to the Financial Statements
June 30, 2004 and December 31, 2003

assets, liabilities and earnings involve extensive reliance on management’s estimates. Actual results could differ from those estimates.

NOTE 3 – Available-for-Sale Equity Securities

     At June 30, 2004, the Company had $171,220 of available-for-sale equity securities and such values were determined based on quoted market prices. These equity securities had an aggregate unrealized loss of $59,235, and an aggregate cost basis of $230,455 as of June 30, 2004.

NOTE 4 - Related Party Transactions

     During the quarter ended June 30, 2004, the Company had the following agreements with entities whose principals and/or directors are shareholders of the Company:

Rent

     The Company subleases space from Cygni Capital, LLC, whose principal is a shareholder of the Company. The current rent is $2,050 per month. The total rent expense was $4,750 for the quarter ended June 30, 2004 and $1,500 for the quarter ended June 30, 2003. This agreement is on a month-to-month term.

Management Services Agreement

     The Company had retained Cygni Capital, LLC, whose principal is a shareholder of the Company to perform certain management services. These services included, but are not limited to, reception, telephone, janitorial, bookkeeping and general office services. The service agreement was for $450 per month. The total expense pursuant to this agreement was $1,350 for the quarter ended June 30, 2004 and $2,000 for the quarter ended June 30, 2003. This agreement expired on June 30, 2004.

Consulting Services

     The Company had retained Cygni Capital, LLC whose principal is a shareholder of the Company to perform certain consulting services. These services are professional in nature and include, but are not limited to document preparation and consulting services. The current agreement is $5,000 per month. The total expense pursuant to this agreement was $15,000 for the quarter ended June 30, 2004 and $3,600 for the quarter ended June 30, 2003. This agreement is on a month-to-month term.

Caneum, Inc.
(formerly, SaiphT Corporation)
Notes to the Financial Statements
June 30, 2004 and December 31, 2003

NOTE 5 - Stock Plan

     On December 18, 2002, the Company’s Board of Directors adopted the 2002 Stock Option/Stock Issuance Plan (the “Plan”). The Plan was approved by shareholders effective July 20, 2004. The purpose of the Plan is to provide eligible persons an opportunity to acquire a proprietary interest in the Company and as an incentive to remain in the service of the Company.

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

     A summary of option grants made under the Plan as of June 30, 2004, is presented below:

	Common
	Stock
	Options	Average
	Granted	Exercise Price
Outstanding at December 31, 2002	0	$0.00
Granted during 2003	3,037,500	$0.56
Outstanding at December 31, 2003	3,037,500	$0.56
Granted during the quarter ended March 31,2004	750,000	$0.75

Caneum, Inc.
(formerly, SaiphT Corporation)
Notes to the Financial Statements
June 30, 2004 and December 31, 2003

Outstanding at March 31, 2004	3,787,500	$0.59
Granted during the quarter ended June 30, 2004	1,105,000	$0.75
Outstanding Options at June 30, 2004	4,892,500	$0.63

Weighted
Average
Exercise
Price
Options exercisable June 30, 2004	1,658,542	$0.57

Exercise Price	Number Outstanding
$0.50	100,000
$0.55	2,750,000
$0.75	2,042,500

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

Caneum, Inc.
(formerly, SaiphT Corporation)
Notes to the Financial Statements
June 30, 2004 and December 31, 2003

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

     In June 2004, the Compensation Committee approved an employment agreement with the Company’s Director of Technical Services, Charlie Sundling. The initial period of the employment agreement for Mr. Sundling is two years and he is required to devote 90% of his business time to the business of the Company. Mr. Sundling’s base salary is $120,000 per annum and he received options to purchase 500,000 shares at $0.75 per share as additional compensation for entering into the agreement.

     In June 2004, the Compensation Committee approved an employment agreement with the Company’s Director of Professional Services, Raju Patel. The initial period of the employment agreement for Mr. Patel is two years and he is required to devote 100% of his business time to the business of the Company. Mr. Patel’s base salary is $120,000 per annum and he received options to purchase 500,000 shares at $0.75 per share as additional compensation for entering into the agreement.

NOTE 7 – Subsequent Events

     On July 8, 2004, the Company entered into a merger agreement with Pipeline Software, Inc., a California corporation. The agreement provides for Pipeline to be merged with and into the Company. Under the terms of the agreement the shareholders of Pipeline will receive 1,000,000 shares of the Company’s common stock payable over a period of two years, with 500,000 being issued pro rata to the shareholders of Pipeline at the effective time of the merger, 250,000 being issued to these shareholders on the first anniversary date, and 250,000 on the second anniversary date. Shareholders of Pipeline will also receive pro rata a cash payment of

Caneum, Inc.
(formerly, SaiphT Corporation)
Notes to the Financial Statements
June 30, 2004 and December 31, 2003

$50,000 per month for the first ten months following the closing of the merger. In addition to customary closing conditions, closing will be subject to the approval of the shareholders of both companies and the audit of the financial statements of Pipeline. Closing is further conditioned upon Pipeline having a positive net income for the year ended December 31, 2003, having at least $700,000 of gross revenue and positive net income for the period from January 1, 2004, until June 30, 2004, and having $300,000 in cash and current accounts receivable at the effective time of the merger, less accounts payable. The agreement will be terminated if the merger has not been completed by September 30, 2004.

Item 2. Management’s Discussion and Analysis and Plan of Operation

     The following discussion should be read in conjunction with our financial statements and related notes thereto as filed with the Securities and Exchange Commission.

Background

     Prior to December 2002 we had no operating history. We are currently a global provider of business process and information technology outsourcing products and services across vertical industries including technology, energy, government, education and healthcare. We provide a suite of business strategy and planning capabilities to assist customers with their ‘make versus buy’ decisions in the areas of data, network, product development, product maintenance and support, and fulfill our services onshore, in-region (NAFTA), and offshore, depending on the business goals and objectives of our global customers. In parallel, we are opportunistically pursuing accretive acquisitions within our core outsourcing products and services suite in order to broaden our core capabilities, expand our customer base and supplement our organic growth.

     On July 8, 2004, we entered into a merger agreement with Pipeline Software, Inc., a California corporation. The agreement provides for Pipeline to be merged with and into our company. Under the terms of the agreement the shareholders of Pipeline will receive 1,000,000 shares of our common stock payable over a period of two years, with 500,000 being issued pro rata to the shareholders of Pipeline at the effective time of the merger, 250,000 being issued to these shareholders on the first anniversary date, and 250,000 on the second anniversary date. Shareholders of Pipeline will also receive pro rata a cash payment of $50,000 per month for the first ten months following the closing of the merger. In addition to customary closing conditions, closing will be subject to the approval of the shareholders of both companies and the audit of the financial statements of Pipeline. Closing is further conditioned upon Pipeline having a positive net income for the year ended December 31, 2003, having at least $700,000 of gross revenue and positive net income for the period from January 1, 2004, until June 30, 2004, and having $300,000 in cash and current accounts receivable at the effective time of the merger, less accounts payable. The agreement will be terminated if the merger has not been completed by September 30, 2004.

     Rolling forward, we intend to grow in two ways: first, through the further sales and marketing of our business process and information technology outsourcing services, and second, through the acquisition of other business process and information technology outsourcing companies that add to our core capabilities and our available customer base to sell outsourcing products and services.

Critical Accounting Policies

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to our critical accounting policies for the quarter ended June 30, 2004.

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

Results of Operations

     During the quarter ended June 30, 2004, revenues increased 1,049%, to $129,914 versus $11,308 for the comparative quarter ended June 30, 2003. For the six months ended June 30, 2004, revenue increased 1,298%, to $214,039 versus $15,108 for the comparative period. The increase in revenue is due to additional sales efforts. Additional orders have come from existing customers, while we have also focused on adding new customers and new revenue streams.

     Our cost of revenue earned increased 1,605%, to $63,937 for the quarter ended June 30, 2004, versus $3,750 for the comparative quarter ended June 30, 2003. For the six months ended June 30, 2004, cost of revenue increased 3,029%, to $117,320 versus $3,750 for the comparative period. The increased cost reflects the related increase in the volume of subcontractor costs associated with the services provided by us to our clients.

     The resulting gross profit for the quarter ended June 30, 2004, increased 773%, to $65,977 versus $7,558 for the comparative quarter, reflecting a current quarterly gross profit of 50%. The gross profit for the six months ended June 30, 2004 was $96,719 or 45%.

     Our operating expenses for the quarter ended June 30, 2004, increased 327%, to $263,869 versus $61,654 for the quarter ended June 30, 2003. The increased operating expenses resulted from the creation of an organization to support the current and future activities of the company. The major components of operating expense were payroll and related taxes and benefits of $154,529 and investor relations of $19,500

     The increase in payroll and related benefits was a result of adding to our technical and support staff. These additions to headcount were considered necessary to enable us to execute our business strategy. As we seek to communicate with the investment community, we have also incurred costs in investor relations.

     Management has not yet determined the amount of revenues and expenses estimated for 2004, but anticipate that they will increase progressively.

Liquidity and Capital Resources

     As of June 30, 2004, cash decreased 57%, to $333,663 from $781,387 at December 31, 2003. This is a decrease of $447,724 in cash and cash equivalents for the six months ended June 30, 2004. The decrease in cash and cash equivalents consists of cash used in operations of $312,459 and cash used by investing activities of $135,265. The amount of cash and cash equivalents used in operations and investing activities for the six months ended June 30, 2003, was $54,186 and $28,267, respectively. However, during this period we also raised $500,000 in a private placement, resulting in a net increase in cash and cash equivalents during the comparative period.

     Working capital decreased 41%, to $523,033 at June 30, 2004, as compared with working capital of $892,574 at December 31, 2003. This decrease in working capital was a result primarily of the planned use of funds generated from prior stock offerings to support the business during its growth phase.

     Management believes that with revenues generated from operations, together with funds generated from the prior sale of our common stock, we will have sufficient cash to satisfy existing operating cash needs and working capital requirements during 2004 and through at least June 30, 2005. Our monthly cash requirements have fluctuated between approximately $46,000 and $65,000, and management estimates that future monthly cash requirements will be approximately $65,000. Generating modest additional revenues, we estimate that our cash on hand would meet our cash flow requirements through at least June 30, 2005. Any additional funds from operations would likely extend this estimated period. We do not anticipate the immediate need for additional funding from investors.

     Additionally, we may continue to compensate employees with equity incentives, where possible, and continue to utilize equity instruments to compensate existing and new employees hired to minimize cash outlays. Management believes this strategy provides the ability to increase stockholder value as well as utilize cash resources more effectively.

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

Off-Balance Sheet Arrangements

     During the six months ended June 30, 2004, we did not engage in any off-balance sheet arrangements.

Recent Accounting Pronouncements

     Stock-Based Compensation. We account for employee stock-based compensation under the “intrinsic value” method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as opposed to the “fair value” method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Pursuant to the provisions of APB 25, we generally do not record an expense for the value of stock-based awards granted to employees. If proposals currently under consideration by various accounting standard organizations are adopted, such as the Financial Accounting Standards Board Proposed Statement of Financial Accounting Standard, “ Share-Based Payment, an amendment of FASB Statements No. 123 and 95, ” we may be required to treat the value of stock-based awards granted to employees as compensation expense in the future, which could have a material adverse effect on our reported operating results and could negatively affect the price of our Common Stock. If these proposals are adopted, we could decide to reduce the number of stock-based awards granted to employees in the future, which could adversely impact our ability to attract qualified candidates or retain existing employees without increasing their cash compensation and, therefore, have material adverse effect on our business, results of operations and financial condition.

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

     Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

Item 2. Changes in Securities

     During the quarter ended June 30, 2004, the following securities were sold by us without registering the securities under the Securities Act:

•	In April 2004 we entered into an engagement agreement with Jon Jensen to provide legal services in connection with the Pipeline transaction. As part of the consideration to be paid for such services, we agreed to issue shares of our common stock at the rate of $0.75 per share. For services rendered prior to June 30, 2004, we issued a total of 21,014 shares to Mr. Jensen. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Jensen represented that he had received information similar to that which would be included in a prospectus and that he was relying upon his own investigation and analysis of the investment in our stock. He delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the stock certificates evidencing the shares. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Jensen represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the stock issuance. No underwriting discounts or commissions were paid in connection with the transaction.

•	In April and May 2004 we issued 5,000 shares and granted options to purchase 5,000 shares at $.75 per share to Brittany Mason, our assistant secretary and a part-time consultant. These shares were issued, and the options granted, without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Ms. Mason represented that she was an accredited investor as defined in Rule 501 of Regulation D at the time of the transactions. She delivered appropriate investment representations with respect to this issuance and grant, and consented to the imposition of restrictive legends upon the documents evidencing the shares and the options. She represented that she had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Ms. Mason represented that she had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the stock issuance and option grant. No underwriting discounts or commissions were paid in connection with the stock issuance or the option grant.

•	In May 2004 we granted options to Cygni Capital LLC to purchase 100,000 shares at $.75 per share for past and current services rendered to us. These options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Cygni Capital represented that it was an accredited investor as defined in Rule 501 of Regulation D at the time of the granting. The entity delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the documents evidencing the options. It represented that it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Cygni Capital represented that it had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the grants. No underwriting discounts or commissions were paid in connection with the grants.

•	In June 2004 we granted 500,000 options each to Charlie Sundling and Raju Patel in connection with employment agreements with these individuals. The exercise price of the options is $0.75 per share. These options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as transactions by an issuer not involving any public offering. Mr. Sundling and Mr. Patel each represented that he was an accredited investor as defined in Rule 501 of Regulation D at the time of the granting. Each delivered appropriate investment representations with respect to the issuance and consented to the imposition of restrictive legends upon the documents evidencing the options. Each represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the grants. No underwriting discounts or commissions were paid in connection with the grants.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are included as part of this report:

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a) Certification by Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

(b)	Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Caneum, Inc.
Date: August 16, 2004	By /s/ Sukhbir Singh Mudan
Sukhbir Singh Mudan, President and
Treasurer (Principal executive officer, principal financial officer, and chief accounting officer)