Form 10KSB/A
period 2003-12-31
CANEUM INC
filed 2004-10-27
CIK 1118961

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              FORM 10-KSB/A-1

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

                    Commission File Number:  000-30874

                               CANEUM, INC.
            (Exact name of Registrant as specified in charter)

            Nevada                                 33 0916900
State or other jurisdiction of               I.R.S. Employer I.D. No.
incorporation or organization

170 Newport Center Drive, Suite 220, Newport Beach, CA        92660
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:  (949) 273-4000

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

The registrant's revenues for the twelve months ended December 31, 2003, were $77,350.

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

At March 25, 2004, there were 4,010,000 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:  None

                             EXPLANATORY NOTE

     On October 1, 2004, Caneum, Inc. (the "Company") discovered typographical errors in the annual report for the Company on Form 10-KSB for the year ended December 31, 2003, which was filed with the S.E.C. on March 30, 2004. The Company also discovered it had used an incorrect form of the officers' certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     The accompanying revised certifications are dated March 25, 2004, the same date as the original certifications, but these revised certifications were executed on October 26, 2004, and the statements made in these revised certifications are also true and correct as of this later date.

     This filing amends section (a)(2) of Item 13 to include information regarding management contracts, and compensatory plans or arrangements.

             ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     Exhibit No.    Description of Exhibit                              Location
     2.1            Asset Purchase Agreement dated December 15, 2002,
                    with E.com Advantage, Inc.                            (6)
     3.1            Articles of Incorporation filed March 1, 2000         (1)
     3.2            Current Bylaws                                        (1)
     3.3            Articles of Amendment filed July 10, 2000             (2)
     3.4            Certificate of Amendment filed March 5, 2003          (3)
     3.5            Certificate of Amendment filed July 21, 2003          (4)
     4.1            Form of Common Stock Certificate                      (1)

     4.2            Amended 2002 Stock Option/Stock Issuance Plan*        (5)
     10.1           Promissory Note dated March 27, 2002                  (2)
     10.2           Promissory Note dated May 2, 2001                     (2)
     10.3           Promissory Note dated August 1, 2001                  (2)
     10.4           Promissory Note dated June 14, 2002                   (3)
     10.5           Promissory Note dated December 31, 2002               (3)
     10.6           Employment Agreement dated October 28, 2003,
                    with Sukhbir Singh Mudan*                             (5)
     10.7           Employment Agreement dated October 28, 2003,
                    with Alan S. Knitowski*                               (5)
     10.8           Employment Agreement dated October 28, 2003,
                    with Robert F. Mitro*                                 (5)
     10.9           Employment Agreement dated March 17, 2004,
                    with Gary D. Allhusen*                                (8)
     10.10          Sublease dated November 1, 2003, with Cygni
                    Capital LLC                                           (6)
     10.11          Management Services Agreement dated November 1,
                    2003, with Cygni Capital LLC                          (6)
     14.1           Code of Ethics
     16.1           Letter dated December 9, 2003, from Bierwolf, Nilson
                    & Associates on change in certifying accountant       (7)
     23.1           Consent of Haskell & White LLP                        (8)
     23.2           Consent of Chisholm, Bierwolf & Nilson LLC            (8)
     31.1           Rule 13a-14(a) Certification by Principal           Attached
                    Executive Officer
     31.2           Rule 13a-14(a) Certification by Principal           Attached
                    Financial Officer
_______________
     (1) Incorporated by reference from our registration statement on Form
10-SB filed with the Securities and Exchange Commission on July 21, 2000
(File No.0-30874).
     (2) Incorporated by reference from our 2001 annual report on Form
10-KSB filed with the Securities and Exchange Commission on April 1, 2002
(File No.0-30874).
     (3) Incorporated by reference from our 2002 annual report on Form
10-KSB filed with the Securities and Exchange Commission on March 31, 2003
(File No.0-30874).
     (4) Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003 (File No.0-30874).
     (5) Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 7, 2003 (File No.0-30874).
     (6) Incorporated by reference from our first amended registration statement on Form S-2/A filed with the Securities and Exchange Commission on December 24, 2003 (File No. 333-110373).

     (7) Incorporated by reference from our current report on Form 8-K dated December 8, 2003, filed with the Securities and Exchange Commission on December 10, 2003 (File No.0-30874).
     (8) Incorporated by reference from our 2003 annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 (File No.0-30874).

     * Management contract, or compensatory plan or arrangement required to be filed as an exhibit.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Caneum, Inc.

Date:  October 26, 2004                 By:  /s/ Sukhbir Singh Mudan
                                             Sukhbir Singh Mudan, President
                                             (Principal Executive Officer)