Form 10QSB
period 2004-09-30
CANEUM INC
filed 2004-11-15
CIK 1118961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes ☒ No ☐      (2) Yes ☒ No ☐

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: At November 9, 2004, there were 4,192,042 shares of our common stock outstanding.

CANEUM, INC.
(FORMERLY, SAIPHT CORPORATION)

FINANCIAL STATEMENTS

FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

CANEUM, INC.
(FORMERLY, SAIPHT CORPORATION)

Page
FINANCIAL STATEMENTS

BALANCE SHEETS — ASSETS	4

BALANCE SHEETS — LIABILITIES AND STOCKHOLDERS’ EQUITY	5

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	6

STATEMENTS OF STOCKHOLDERS EQUITY	7

STATEMENTS OF CASH FLOWS	8

NOTES TO THE FINANCIAL STATEMENTS	9
Exhibit 31.1
Exhibit 31.2
Exhibit 32

CANEUM, INC.
(FORMERLY, SAIPHT CORPORATION)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2004, (UNAUDITED) AND DECEMBER 31, 2003

ASSETS

	September 30,	December 31,
	2004	2003
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$322,168	$781,387
Accounts receivable	98,091	40,450
Prepaid expenses and other assets	15,000	15,000
Deferred Compensation	6,850	—
Available-for-sale equity securities (Note 3)	31,381	77,521

TOTAL CURRENT ASSETS	473,490	914,358

FIXED ASSETS
Software	100	100

TOTAL FIXED ASSETS	100	100

OTHER ASSETS
Capitalized acquisition costs (Note 2)	86,150	—

TOTAL ASSETS	$559,740	$914,458

See accompanying notes to the financial statements.

CANEUM, INC.
(FORMERLY, SAIPHT CORPORATION)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2004, (UNAUDITED) AND DECEMBER 31, 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2004	2003
	(Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$190,851	$20,984
Taxes payable	—	800

TOTAL CURRENT LIABILITIES	190,851	21,784

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY (Note 7)
Common stock, 100,000,000 shares authorized at $.001 par value: 4,137,987 and 4,010,000 shares issued, issuable and outstanding, respectively	4,138	4,010
Additional paid in capital	1,595,435	1,287,665
Accumulated deficit	(1,171,207)	(382,217)
Accumulated other comprehensive loss	(59,477)	(16,784)

TOTAL STOCKHOLDERS’ EQUITY	368,889	892,674

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$559,740	$914,458

See accompanying notes to the financial statements

CANEUM, INC.
(FORMERLY, SAIPHT CORPORATION)
STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended		Nine months ended
	Sep 30,	Sep 30,	Sep 30,	Sep 30,
	2004	2003	2004	2003
REVENUE	$162,628	$21,000	$376,667	$36,108
COST OF REVENUE	138,910	27,351	256,230	31,101

GROSS PROFIT	23,718	(6,351)	120,437	5,007
OPERATING EXPENSES	433,013	133,318	894,959	198,432

LOSS FROM OPERATIONS	(409,295)	(139,669)	(774,522)	(193,425)
OTHER INCOME (EXPENSE)
Other income	—	11,784	37,834	11,784
Realized losses from the sales of securities	(42,994)	(5,540)	(53,689)	(5,540)
Dividend income	—	—	22	—
Interest income	334	191	2,165	222
Interest expense	—		—	(979)

TOTAL OTHER INCOME (EXPENSE)	(42,660)	6,435	(13,668)	5,487

LOSS BEFORE INCOME TAX	(451,955)	(133,234)	(788,190)	(187,938)
INCOME TAX EXPENSE	(800)	—	(800)	—

NET LOSS	$(452,755)	$(133,234)	$(788,990)	$(187,938)

LOSS PER COMMON SHARE	(0.11)	(0.04)	(0.20)	(0.09)
SHARES USED IN EARNINGS PER SHARE CALCULATIONS
WEIGHTED AVERAGE COMMON SHARES	4,037,987	3,220,115	4,023,608	2,031,724
OTHER COMPREHENSIVE INCOME (LOSS)
NET LOSS	$(452,755)	$(133,234)	$(788,990)	$(187,938)
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized (loss)/gain on available-for-sale securities (Note 3)	(242)	3,380	(42,693)	3,380

COMPREHENSIVE LOSS	$(452,997)	$(129,854)	$(831,683)	$(184,558)

See accompanying notes to the financial statements

CANEUM, INC.

(FORMERLY, SAIPHT CORPORATION)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’
	Shares	Amount	Capital	deficit	(loss)	Equity
BALANCE, December 31, 2003	4,010,000	$4,010	$1,287,665	$(382,217)	$(16,784)	$892,674
Net loss for the nine months ended September 30, 2004				(788,990)		(788,990)
Stock-based compensation expense			83,199			83,199
Issue of stock for administrative services	5,000	5	3,745			3,750
Issue of stock for legal services	21,014	21	15,739			15,760
Issue of stock for legal services	1,973	2	5,187			5,189
Shares issued in connection with a private placement at $2.00 per share	100,000	100	199,900			200,000
Other comprehensive (loss) for the nine months ended September 30, 2004					(42,693)	(42,693)

BALANCE, September 30, 2004, (unaudited)	4,137,987	$4,138	$1,595,435	$(1,171,207)	$(59,477)	$368,889

See accompanying notes to the financial statements

CANEUM, INC.
(FORMERLY, SAIPHT CORPORATION)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	Sep 30,	Sep 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(788,990)	$(187,938)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation expense	83,199	—
Expenses paid by stock issuance	24,699	26,050
Loss on sale of securities	53,689	5,540
Receipt of stock for services	(32,500)	—
Increase in accounts receivable	(57,641)	(21,000)
Increase in prepaid and other assets		(15,000)
Increase in deferred compensation	(6,850)
Decrease in interest receivable	—	144
Decrease in interest payable	—	10,842
Increase in accounts payable	169,067	—

NET CASH FLOWS USED BY OPERATING ACTIVITIES	(555,327)	(181,362)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized acquisition costs	(86,150)	—
Purchases of available-for-sale securities	(266,366)	(421,465)
Proceeds from available-for-sale securities	248,624	397,663
Payments on related party note	—	1,250

NET CASH FLOWS USED BY INVESTING ACTIVITIES	(103,892)	(22,552)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	200,000	836,600
Payments on notes payable	—	(23,087)

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	200,000	813,513

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(459,219)	609,599

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	781,387	—

CASH AND CASH EQUIVALENTS, END OF THE YEAR	$322,168	$609,599

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$—	$979

Cash paid for income taxes	$1,600	$—

See accompanying notes to the financial statements

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2004, and the results of its operations for the three and nine months ended September 30, 2004, and September 30, 2003, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

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

     During the quarter and nine months ended September 30, 2004, the Company had three customers that each accounted for at least 10% of the Company’s revenue. As of September 30, 2004, six customers, each accounted for at least 10% of accounts receivable.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At September 30, 2004, the Company had no amounts on deposit that exceeded federally insured limits.

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

Stock-Based Compensation (continued)

     As of September 30, 2004, the Company has one stock-based compensation plan, which is described more fully in Note 5. The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to employee stock options.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net loss, as reported	$(452,755)	$(133,234)	$(788,990)	$(187,938)
Stock based compensation deducted in arriving at net loss as reported	61,949	0	83,199	0

	(390,806)	(133,234)	(705,791)	(187,938)
Stock-based compensation determined under fair value method	(165,886)	(50,416)	(394,048)	(100,832)

Net loss, pro-forma	(556,602)	(183,650)	(1,099,839)	(288,770)
Net loss per share, as reported	(0.11)	(0.04)	(0.20)	(0.09)
Net loss per share, pro-forma	(0.14)	(0.06)	(0.27)	(0.14)

     The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	2004	2003
Volatility	148.92%	45.33%
Risk-free Interest Rate	4.00%	6.00%
Expected life of options	4-5 years	5 years

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

Fair Value of Financial Instruments

     SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At September 30, 2004 and December 31, 2003, management believes that the carrying amounts of cash and cash equivalents, investments in securities and accounts payable approximate fair value because of the short maturity of these financial instruments.

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

NOTE 3 – Available-for-Sale Equity Securities

     At September 30, 2004, the Company had $31,381 of available-for-sale equity securities and such values were determined based on quoted market prices. These equity securities had an aggregate unrealized loss of $59,477, and an aggregate cost basis of $90,858 as of September 30, 2004.

NOTE 4 — Related Party Transactions

     During the quarter ended September 30, 2004, the Company had outstanding into the following transactions with entities whose principals and/or directors are shareholders of the Company:

Revenue

     As more fully described in Note 8 the Company has entered into an agreement to purchase Pipeline Software, Inc. Caneum’s income for the quarter ended September 30, 2004 includes revenues of $102,318 derived from Pipeline Software, Inc., $72,000 for key employees now on employment contracts at Caneum and the remaining $30,318 for outsourced services provided by Caneum.

Rent

     The Company subleases space from Cygni Capital, LLC whose principal is a shareholder of the Company. The current rent is $1,400 per month. The total rent expense was $5,500 for the quarter ended September 30, 2004 and $1,500 for the quarter ended September 30, 2003. This agreement is on a month-to-month term.

Management Services Agreement

     The Company has retained Cygni Capital, LLC whose principal is a shareholder of the Company to perform certain management services. These services include, but are not limited to reception, telephone, janitorial, bookkeeping and general office services. The current service agreement is for $450 per month. The total expense pursuant to this agreement was $1,350 for the quarter ended September 30, 2004 and $4,000 for the quarter ended September 30, 2003. This agreement is on a month-to-month term.

Consulting Services

     The Company had retained Cygni Capital, LLC whose principal is a shareholder of the Company to perform certain consulting services. These services are professional in nature and include, but are not limited to document preparation and consulting services. The current agreement is $5,000 per month. The total expense pursuant to this agreement was $15,000 for the quarter ended September 30, 2004 and $9,000 for the quarter ended September 30, 2003. This agreement is on a month-to-month term.

Jason Daggett (a former Director) is the President of Monico Capital, which has a one year agreement through July 2005 to provide Investor Relations and Public Relations services at $7500 per month. Cygni Capital, LLC (above) owns a 50% non-managing interest in Monico Capital and Mr. Daggett is a Vice-President and minority non-managing member of Cygni Capital, LLC.

NOTE 5 — Stock Plan

     On December 18, 2002, the Company’s Board of Directors and shareholders adopted the 2002 Stock Option/Stock Issuance Plan (the “Plan”). The Plan was approved by shareholders effective June 12, 2004. The purpose of the Plan is to provide eligible persons an opportunity to acquire a proprietary interest in the Company and as an incentive to remain in the service of the Company.

     There are 3,000,000 shares of common stock authorized for nonstatutory and incentive stock options and stock grants under the Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations. On March 10, 2004, the Board of Directors authorized an amendment to the Plan to increase the number of shares of common stock under the plan to 7,500,000, subject to shareholder approval within twelve months following the date of this amendment.

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

     A summary of option grants made under the Plan as of September 30, 2004 is presented below:

		Weighted Average
Common Stock Options Granted		Exercise Price
Outstanding at December 31, 2002	0	$0.00
Granted during 2003	3,037,500	$0.56
Outstanding at December 31, 2003	3,037,500	$0.56
Granted during the quarter ended March 31,2004	750,000	$0.75
Outstanding at March 31, 2004	3,787,500	$0.59
Granted during the quarter ended June 30, 2004	1,105,000	$0.75
Outstanding at June 30, 2004	4,892,500	$0.63
Granted during the quarter ended September 30, 2004	388,000	$2.51
Outstanding at September 30, 2004	5,280,500	$0.77

Weighted Average
Exercise Price
Options exercisable September 30, 2004	2,112,708	$0.59

Exercise Price	Number Vested
$0.50	100,000
$0.55	1,604,166
$0.75	408,542
$2.40	0
$2.44	0
$3.00	0

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

NOTE 7 – Common Stock

     As of September 30, 2004 the Company had received subscriptions of $200,000 in connection with a private placement of $1,000,000. The private placement was for 500,000 common shares at $2.00 per share.

NOTE 8– Acquisition

     On July 8, 2004, the Company entered into a merger agreement with Pipeline Software, Inc., a California corporation. The agreement provides for Pipeline to be merged with and into the Company. Under the terms of the agreement the shareholders of Pipeline will receive 1,000,000 shares of the Company’s common stock payable over a period of two years, with 500,000 being issued pro rata to the shareholders of Pipeline at the effective time of the merger, 250,000 being issued to these shareholders on the first anniversary date, and 250,000 on the second anniversary date. Shareholders of Pipeline will also receive pro rata a cash payment of $50,000 per month for the first ten months following the closing of the merger. In addition to customary closing conditions, closing will be subject to the approval of the shareholders of both companies and the audit of the financial statements of Pipeline. Closing is further conditioned upon Pipeline having a positive net income for the year ended December 31, 2003, having at least $700,000 of gross revenue and positive net income for the period from January 1, 2004, until June 30, 2004, and having $300,000 in cash and current accounts receivable at the effective time of the merger, less accounts payable. The closing of the transaction is subject to SEC review and disposition of the original conditions. Management believes that the agreement will be finalized in the fourth quarter.

Item 2. Management’s Discussion and Analysis and Plan of Operation

     The following discussion should be read in conjunction with our financial statements and related notes thereto as filed with the Securities and Exchange Commission.

Background

     Prior to December 2002 we had no operating history. We are currently a global provider of business process and information technology outsourcing products and services across vertical industries including technology, energy, government, education and healthcare. We provide a suite of business strategy and planning capabilities to assist customers with their make versus buy decisions in the areas of data, network, product development, product maintenance and support, and fulfill our services onshore, in-region (NAFTA), and offshore, depending on the business goals and objectives of our global customers. In parallel, we are opportunistically pursuing accretive acquisitions within our core outsourcing products and services suite in order to broaden our core capabilities, expand our customer base and supplement our organic growth.

     On July 8, 2004, we entered into a merger agreement with Pipeline Software, Inc., a California corporation. The agreement provides for Pipeline to be merged with and into our company. Under the terms of the agreement the shareholders of Pipeline will receive 1,000,000 shares of our common stock payable over a period of two years, with 500,000 being issued pro rata to the shareholders of Pipeline at the effective time of the merger, 250,000 being issued to these shareholders on the first anniversary date, and 250,000 on the second anniversary date. Shareholders of Pipeline will also receive pro rata a cash payment of $50,000 per month for the first ten months following the closing of the merger. In addition to customary closing conditions, closing will be subject to the approval of the shareholders of both companies and the audit of the financial statements of Pipeline. Closing is further conditioned upon Pipeline having a positive net income for the year ended December 31, 2003, having at least $700,000 of gross revenue and positive net income for the period from January 1, 2004, until June 30, 2004, and having $300,000 in cash and current accounts receivable at the effective time of the merger, less accounts payable. The closing date has been delayed to allow for the SEC to complete their review of the transaction. Subject to the SEC review and disposition of the contingencies management expects the merger to be completed in the fourth quarter.

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

Results of Operations

     During the quarter ended September 30, 2004, revenues increased 674%, to $162,628 versus $21,000 for the comparative quarter ended September 30, 2003. For the nine months ended September 30, 2004, revenue increased 943%, to $376,667 versus $36,108 for the comparative period. The increase in revenue is due to additional sales efforts. Additional orders have come from existing customers, while we have also focused on adding new customers and new revenue streams.

     Our cost of revenue earned increased 408%, to $138,910 for the quarter ended September 30, 2004, versus $27,351 for the comparative quarter ended September 30, 2003. For the nine months ended September 30, 2004, cost of revenue increased 724%, to $256,230 versus $31,101 for the comparative period. The increased cost reflects the related increase in the volume of subcontractor costs associated with the services provided by us to our clients.

     The resulting gross profit for the quarter ended September 30, 2004, increased $23,718 versus a loss of $6,351 for the comparative quarter ended September 30, 2004, reflecting a current quarterly gross profit margin of 15%. The gross profit for the nine months ended September 30, 2004 was $120,437 or 32% versus $5,007 or 14% for the comparative period.

     Our operating expenses for the quarter ended September 30, 2004, increased 324%, to $433,013 versus $133,318 for the quarter ended September 30, 2003. The increased operating expenses resulted from the creation of an organization to support the current and future activities of the company. The major components of operating expense were payroll and related taxes, benefits and bonuses of $232,001 and investor relations of $38,160.

     The increase in payroll and related benefits was a result of adding to our technical and support staff. These additions to headcount were considered necessary to enable us to execute our business strategy. As we seek to communicate with the investment community, we have also incurred costs in investor relations. For the nine months ended September 30, 2004, operating expenses increased to $894,959 from $198,432 for the comparative quarter ended September 30, 2003. Payroll and related taxes, benefits and bonuses amounted to $478,405 and investor relations expense was $69,660.

     Management has not yet determined the amount of revenues and expenses estimated for 2004, but anticipate that they will increase progressively.

Liquidity and Capital Resources

     As of September 30, 2004, cash decreased 59%, to $322,168 from $781,387 at December 31, 2003. This is a decrease of $459,219 in cash and cash equivalents for the nine months ended September 30, 2004. The decrease in cash and cash equivalents consists of cash used in operations of $555,327 and cash used by investing activities of $103,892. The Company also received $200,000 from the sale of stock in connection with a private placement. The amount of cash and cash equivalents used in operations and investing activities for the nine months ended September 30, 2003, was $181,362 and $22,552, respectively. However, during the comparative period we also raised $836,600 in private placements and paid down notes payable of $23,087, resulting in a net increase in cash and cash equivalents during the comparative period.

     Working capital decreased 68%, to $282,639 at September 30, 2004, as compared with working capital of $892,574 at December 31, 2003. This decrease in working capital was a result primarily of the planned use of funds generated from prior stock offerings to support the business during its growth phase offset by the $200,000 generated from the current offering.

     Management believes that with revenues generated from operations, together with funds generated from the prior sale of our common stock, we will have sufficient cash to satisfy existing operating cash needs and working capital requirements during 2004 and through at least June 30, 2005. Our monthly cash requirements have fluctuated between approximately $46,000 and $90,000, and management estimates that future monthly cash requirements will be approximately $60,000 to $90,000. Generating modest additional revenues, we estimate that our cash on hand, together with the additional offering of $1,000,000 would enable us to meet our cash flow requirements for the next twelve months. Any additional funds from operations would likely extend this estimated period.

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

Off-Balance Sheet Arrangements

     During the nine months ended September 30, 2004, we did not engage in any off-balance sheet arrangements.

Recent Accounting Pronouncements

     Stock-Based Compensation. We account for employee stock-based compensation under the “intrinsic value” method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as opposed to the “fair value” method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Pursuant to the provisions of APB 25, we generally do not record an expense for the value of stock-based awards granted to employees. If proposals currently under consideration by various accounting standard organizations are adopted, such as the Financial Accounting Standards Board Proposed Statement of Financial Accounting Standard, “ Share-Based Payment, an amendment of FASB Statements No. 123 and 95, “ we may be required to treat the value of stock-based awards granted to employees as compensation expense in the future, which could have a material adverse effect on our reported operating results and could negatively affect the price of our Common Stock. If these proposals are adopted, we could decide to reduce the number of stock-based awards granted to employees in the future, which could adversely impact our ability to attract qualified candidates or retain existing employees without increasing their cash compensation and, therefore, have material adverse effect on our business, results of operations and financial condition.

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

     Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

Item 2. Changes in Securities

     During the quarter ended September 30, 2004, the following securities were sold by us without registering the securities under the Securities Act:

•	In April 2004 we entered into an engagement agreement with Jon Jensen to provide legal services in connection with the Pipeline transaction. As part of the consideration to be paid for such services, we agreed to issue shares of our common stock at the rate of the greater of $0.75 per share or the average closing bid (or sale if reported) price of the shares in the public trading market for the ten trading days immediately preceding the receipt by us of the bill setting forth the amounts for services. For services rendered for the quarter ended September 30, 2004, we issued 1,973 shares to Mr. Jensen, which shares were valued at $2.63 per share. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Jensen represented that he had received information similar to that which would be included in a prospectus and that he was relying upon his own investigation and analysis of the investment in our stock. He delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the stock certificates evidencing the shares. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Jensen represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the stock issuance. No underwriting discounts or commissions were paid in connection with the transaction.

•	In July 2004 we granted options to Douglas Wadkins to purchase 50,000 shares at $3.00 per share for acceptance as a director, appointment to the compensation and audit committees, and appointment as chairman of the compensation committee. These options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Wadkins represented that he was an accredited investor as defined in Rule 501 of Regulation D at the time of the granting. He delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the documents evidencing the options. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Wadkins represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the grants. No underwriting discounts or commissions were paid in connection with the grant.

•	In August 2004 we granted options to Avtar Ranshi to purchase 50,000 shares at $2.40 per share for continuing as a director, continuing on the compensation and audit committees, and appointment as chairman of the audit committee. These options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Ranshi represented that he was an accredited investor as defined in Rule 501 of Regulation D at the time of the granting. He delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the documents evidencing the options. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Ranshi represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the grants. No underwriting discounts or commissions were paid in connection with the grant.

•	In August 2004 we granted options to Bernie Snow to purchase a total of 268,000 shares at $2.44 per share for acceptance as compliance services director for one of our business units. These options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. We believe Mr. Snow was an accredited investor as defined in Rule 501 of Regulation D at the time of the granting. He did not enter into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Snow had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the grants. No underwriting discounts or commissions were paid in connection with the grant. Mr. Snow has since terminated his services with us, at which time he had 17,000 options vested. These options will expire on January 20, 2005.

•	In August 2004 we granted options to Prashanth Mothukuri to purchase 20,000 shares at $2.44 per share for acceptance as an oracle data base operator. These options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. We believe Mr. Mothukuri was a sophisticated investor as defined in Rule 501 of Regulation D at the time of the granting. Mr. Mothukuri did not enter into the transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Mothukuri was provided access to information similar to the type of information which would be included in a prospectus and was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with the grant. Mr. Mothukuri has since terminated his services with us, at which time no options were vested.

•	On September 30, 2004, we initiated an offering of 500,000 shares of common stock at $2.00 per share for gross proceeds of $1,000,000. These shares are being sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. As of the date of this quarterly report the following shares have been sold:

	Number
Name	of Shares	Amount
Marcia A. Girard	25,000	$50,000
Kevin M. Morgan	12,500	$25,000
Trymetris Capital Fund I, LLC	100,000	$200,000
Naaim Ali Yahya	15,000	$30,000

Mr. Knitowski, the Chairman of Caneum, is one of two managing members of Trymetris Capital Management, LLC, the managing member of Trymetris Capital Fund I, LLC, and owns a membership interest in the fund. All of the investors represented that they were accredited investors as defined in Rule 501 of Regulation D at the time of the purchase. Each investor delivered appropriate investment representations with respect to the purchase of the shares and consented to the imposition of restrictive legends upon the certificates evidencing such shares. Each investor represented that he had not purchased the shares as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each investor also represented that he had received a term sheet describing the offering and had received copies of, or had access to, all of the reports made by us with the Securities and Exchange Commission. Each investor further represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with the sale of these shares.

Item 5. Other Information

Cancellation of Outstanding Options

     There are 3,000,000 shares currently authorized under our Stock Option/Stock Issuance Plan. On October 28, 2003, our Board of Directors authorized the increase of the total shares available under the Plan to 7,500,000. We are currently seeking approval from shareholders for that increase in the number of shares authorized under the Plan.

     On October 28, 2003, we granted options to Eric Chess Bronk, a consultant performing services through Cygni Capital, LLC, that were in excess of the original number of shares authorized under the Plan by 37,500 shares. The Plan provides that options may be granted in excess of the number of shares authorized under the plan so long as within twelve months following the grant in excess of the authorized shares, the Plan is amended to increase the number of shares authorized to include the shares underlying the options granted in excess of such authorized number. Because approval by the shareholders to increase the current number of shares authorized under the Plan was not obtained within the twelve-month period following the grant to Mr. Bronk, these 37,500 additional options have lapsed.

Annual Bonuses for Employees

     The employment agreements for Sukhbir Singh Mudan, our President, Alan S. Knitowski, our Chairman, and Robert F. Mitro, our Vice-Chairman, provide for annual performance bonuses as a percentage of their then applicable base salary, less applicable withholding taxes. For 2004 the Board determined that no cash bonuses would be paid and that the granting of any bonuses would be in shares of common stock. No performance objectives were created for 2004, but the compensation committee made the determination to grant bonuses based on overall performance by each such employee.

     On October 26, our compensation committee approved annual performance bonuses as follows:

Number
Name	of Shares
Sukhbir Singh Mudan	13,065
Alan S. Knitowski	14,033
Robert F. Mitro	6,049

     The bonuses are effective as of October 28, 2004, the one-year anniversary of each of the employment agreements.

     These shares were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6), and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. All individuals represented that they were accredited investors as defined in Rule 501 of Regulation D at the time of the granting. They delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the documents evidencing the shares. They represented that they had not entered into the transactions with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. They represented that they had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the grants. No underwriting discounts or commissions were paid in connection with the grant.

     The shares granted are in excess of the number of shares of common stock currently available for issuance under the Plan. Therefore, the certificates issued will be held in escrow by us until there is obtained shareholder approval of the amendment sufficiently increasing the number of shares of common stock available for issuance under the Plan. If such shareholder approval is not obtained within twelve months, then these shares will thereupon be automatically canceled and cease to be outstanding.

Stock Issuance for Continued Employment

     On October 27, 2004 we granted options to Brittany Mason to purchase 80,000 shares at $2.50 per share for her continued employment. These options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6), and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Ms. Mason represented that she was an accredited investor as defined in Rule 501 of Regulation D at the time of the granting. She delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the documents evidencing the options. She represented that she had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Ms. Mason represented that she had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the grant. No underwriting discounts or commissions were paid in connection with the grant.

Item 6. Exhibits

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

Caneum, Inc.

	By	/s/ SUKHBIR SINGH MUDAN

Date: November 15, 2004		Sukhbir Singh Mudan,
President and Treasurer
(Principal executive officer,
principal financial officer, and
chief accounting officer)