Form 10QSB/A
period 2003-09-30
CANEUM INC
filed 2004-11-23
CIK 1118961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A-3

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                           to

Commission File Number: 0-30874

Caneum, Inc.

(Exact name of Registrant as specified in charter)

Nevada	33-0916900

State or other jurisdiction of incorporation or organization	I.R.S. Employer I.D. No.

170 Newport Center Drive, Suite 220, Newport Beach, CA	92660

(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

     This quarterly report on Form 10-QSB/A (“Form 10-QSB/A”) is being filed to amend Item 2 of Part II to include the list of purchasers in the offering of 1,000,000 shares from August to October 2003. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains the complete text of Item 2, as amended, as well as certain currently dated certifications.

     Events have taken place that would have been reflected in the original Form 10-QSB and the amended Form 10-QSB/A-1 and Form 10-QSB/A-2 if they had taken place prior to the date of the original and amended filings. The Company recommends this report be read in conjunction with the Company’s reports filed subsequent to December 24, 2003.

PART II

Item 2. Changes in Securities

     During the quarter ended September 30, 2003, the following securities were sold by us without registering the securities under the Securities Act:

•	In August 2003 we granted options to Alan S. Knitowski, our Chairman, to purchase 1,000,000 shares at $.55 per share; we granted options to Sukhbir Singh Mudan, our President and a director, to purchase 1,000,000 shares at $.55 per share; we granted options to Robert F. Mitro, a director, to purchase 750,000 shares at $.55 per share; we granted options to Jason Daggett, a director, to purchase 55,000 shares at $.50 per share; and we granted options to Dr. Avtar Singh Ranshi, a director, to purchase 45,000 shares at $.50 per share. These options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Each of the recipients of the options represented that he was an accredited investor as defined in Rule 501 of Regulation D at the time of the granting. Each person delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the documents evidencing the options. Each of the parties represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each party represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the grants. No underwriting discounts or commissions were paid in connection with the grants.

•	In August 2003 we issued 50,000 shares of common stock to Ronald N. Vance, our outside legal counsel, for legal services performed for our company. These shares were issued without registration under the Securities Act by reason of the exemption from

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

•	From August to October 2003 we sold 1,000,000 shares of common stock in our $0.75 per share offering for gross proceeds of $750,000. These shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Of the total investors, seven represented that they were not accredited investors and twenty-three represented that they were accredited as defined in Rule 501 of Regulation D at the time of the purchase. Each investor delivered appropriate investment representations with respect to the purchase of the shares and consented to the imposition of restrictive legends upon the certificates evidencing such shares. Each investor represented that he had not purchased the shares as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each investor also represented that he had received a term sheet describing the offering and had received copies of, or had access to, all of the reports made by us with the Securities and Exchange Commission. Each investor further represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with the sale of these shares. Set forth below is a list of each of the persons to whom the shares were sold and the number of shares purchased:

Name	Number of Shares
47th Place Carpet & Linoleum Inc.	35,000
Peter & Danielle Anderson	24,667
Linda Belanger	26,800
Mike Borsetti	100,000
Kenneth Choy, Trustee, Choy Trust	30,000
Michael J. Christianson, Inc.	33,500
John Falzon	25,000
Jim Henderson	33,333

Name	Number of Shares
Nancy Do Hoang	40,000
Knitowski Family Trust	66,667
Edwin M. Knitowski	25,000
Jackie Lee	25,000
James Liu & Winnie Wong	25,000
Walter Joseph & Karen Hinz Machock	33,333
Scott McCall	6,668
Robert F. Mitro Living Trust	84,000
Sukhbir S. Mudan	1,032
Cuong Ngo	40,000
Matthew Portoni	35,000
Shan Family Trust	25,000
Matthew M. Simi	33,333
Steele Family Revocable Living Trust	25,000
Stella & William A. Steen	32,000
Naomi Tomita	25,000
Philip & Kristin Wade	26,667
Wherle & Anderson Money Purchase Pension Plan	33,333
Nicholas & Deborah Williams	70,000
Jack H Willingham	25,000
Todd Wilson	6,667
John H. Wolfe	8,000

TOTAL	1,000,000

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Caneum, Inc.

Date: November 22, 2004	By	/s/ Sukhbir Singh Mudan

Sukhbir Singh Mudan, President and Treasurer (Principal executive officer, principal financial officer, and chief accounting officer)