Form 10KSB/A
period 2003-12-31
CANEUM INC
filed 2005-01-12
CIK 1118961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A-2

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

EXPLANATORY NOTE

On October 1, 2004, Caneum, Inc. (the “Company”) discovered typographical errors in the annual report for the Company on Form 10-KSB for the year ended December 31, 2003, which was filed with the S.E.C. on March 30, 2004 . The Company also discovered it had used an incorrect form of the officers' certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

The accompanying revised certifications are dated March 25, 2004, the same date as the original certifications, but these revised certifications were executed on January 10, 2005, and the statements made in these revised certifications are also true and correct as of this later date.

This filing amends Item 1 to include a risk factor, Item 12 to include information about the company’s founder in response to Item 404(d) of Regulation S-B, and section (a)(2) of Item 13 to include information regarding management contracts, and compensatory plans or arrangements. Except for these amendments, no changes have been made to the report.

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

          Our global operations may pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address, nor do we have the resources available to fully research and anticipate each potential risk.

          Our business includes outsourcing of client’s services to foreign countries, particularly India . As a result, we are subject to a number of risks relating to conducting business operations in India and other foreign countries. Because of the relative small size of the company and the limited resources available to it to investigate the specific applicability of all of the potential risks associated with its off-shore operations, management are not able to specify or quantify all of these risks. This inability to extensively predict the specific risks of foreign operations creates a risk for the company in so far as these risks may be realized in unanticipated and unforeseen ways in the future. These risks may especially be manifest in the inability of the company to dedicate significant resources to pursuing legal recourse in foreign jurisdictions either to defend legal actions by foreign companies or governments, or to protect the rights of Caneum in such countries. In general, the risks which may apply to off-shore operations may include the following:

  the absence in some jurisdictions, especially those outside of India , of effective laws to protect our intellectual property rights or any work product produced by off-shore subcontractors;
  multiple and possibly overlapping and conflicting tax laws;
  restrictions on the movement of cash;
  the burdens of complying with a wide variety of national and local laws;
  political instability which could result in expatriation of our intellectual property without compensation;
  currency fluctuations, especially if the U.S. dollar is devalued in the foreign country which could result in Caneum having to pay more for the services provided off-shore;
  longer payment cycles;
  restrictions on the import and export of certain technologies;
  price controls or restrictions on exchange of foreign currencies; and
  trade barriers which could limit our ability to outsource certain operations to a foreign country.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Eric Chess Bronk was the founder of our company. He was a director from the organization of the company on March 23, 2000, until December 19, 2002. Mr. Bronk served as president from March 23, 2000, until August 1, 2002, and he served as treasurer from March 23, 2000, until December 19, 2002.

          In connection with our organization in 2000, Mr. Bronk received 190,000 shares for management services rendered to us, which services were valued at $1,900.

          Mr. Bronk is the sole managing member of Cygni Capital LLC, and Mr. Daggett, one of our former directors, is a vice-president and non-managing member of this entity. Pursuant to a sublease entered into on November 1, 2003, Cygni Capital subleases office space to us on a month-to-month basis for $1,400 per month and provides office services to us for $450 per month pursuant to a Management Services Agreement entered into on November 1, 2003, for office services which is terminable upon 30 days’ notice by either party. Since June 2003, Cygni Capital has also provided business and financial consultant services to us for $5,000 per month in an oral arrangement which is terminable at any time by either party. On June 14, 2002, Cygni Capital loaned to us $1,862, and on December 31, 2002, loaned $3,725, for operating expenses. These loans were repaid, with interest at 10% per annum, on June 1, 2003.

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

          (a)(1) Financial Statements. The following financial statements are included in this report:

          (a)(2)Exhibits. The following exhibits are included as part of this report:

Exhibit No.	Description of Exhibit	Location
2.1	Asset Purchase Agreement dated December 15, 2002, with E.com Advantage, Inc.	(6)

3.1	Articles of Incorporation filed March 1, 2000	(1)

3.2	Current Bylaws	(1)

3.3	Articles of Amendment filed July 10, 2000	(2)

3.4	Certificate of Amendment filed March 5, 2003	(3)

3.5	Certificate of Amendment filed July 21, 2003	(4)

4.1	Form of Common Stock Certificate	(1)

4.2	Amended 2002 Stock Option/Stock Issuance Plan*	(5)

10.1	Promissory Note dated March 27, 2002	(2)

10.2	Promissory Note dated May 2, 2001	(2)

10.3	Promissory Note dated August 1, 2001	(2)

10.4	Promissory Note dated June 14, 2002	(3)

10.5	Promissory Note dated December 31, 2002	(3)

10.6	Employment Agreement dated October 28, 2003, with Sukhbir Singh Mudan*	(5)

10.7	Employment Agreement dated October 28, 2003, with Alan S. Knitowski*	(5)

10.8	Employment Agreement dated October 28, 2003, with Robert F. Mitro*	(5)

10.9	Employment Agreement dated March 17, 2004, with Gary D. Allhusen*	(8)

10.10	Sublease dated November 1, 2003, with Cygni Capital LLC	(6)

10.11	Management Services Agreement dated November 1, 2003, with Cygni Capital LLC	(6)

14.1	Code of Ethics	(8)

16.1	Letter dated December 9, 2003, from Bierwolf, Nilson & Associates on change in certifying accountant	(7)

23.1	Consent of Haskell & White LLP	(8)

23.2	Consent of Chisholm, Bierwolf & Nilson	(8)

31.1	Rule 13a-14(a) Certification by Principal Executive Officer	Attached

31.2	Rule 13a-14(a) Certification by Principal Financial Officer	Attached

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer	Attached

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

          (8) Incorporated by reference from our 2003 annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 (File No. 0-30874).

         *    Management contract, or compensatory plan or arrangement required to be filed as an exhibit .

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

Caneum, Inc.
Date: January 10, 2005	By:	/s/ Sukhbir Singh Mudan
Sukhbir Singh Mudan, President
(Principal Executive Officer)