Form 10KSB/A
period 2003-12-31
CANEUM INC
filed 2005-01-28
CIK 1118961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A-3

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

EXPLANATORY NOTE

The first amendment to the Form 10-KSB was filed on October 27, 2004, to properly file corrected forms of the officers' certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The second amendment to the Form 10-KSB was filed on January 12, 2005, which inadvertently filed the original certifications instead of the corrected ones filed with the first amendment. This third amendment accurately files the correct officers' certifications.

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

Caneum, Inc.
Date: January 28, 2005	By:	/s/ Sukhbir Singh Mudan
Sukhbir Singh Mudan, President
(Principal Executive Officer)