Form 10KSB
period 2004-12-31
CANEUM INC
filed 2005-03-31
CIK 1118961

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2004

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for the twelve months ended December 31, 2004, were $534,752.

The aggregate market value of the voting stock held by non-affiliates of the registrant (1,457,694 shares) is $2,004,329, computed by reference to the average bid and asked price of the common stock ($1.375) as of March 8, 2005.

At March 8, 2005, there were 4,414,100 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference:  None

                              TABLE OF CONTENTS

                                                                          Page
PART I                                                                      4

 ITEM 1.  DESCRIPTION OF BUSINESS                                           4
 ITEM 2.  DESCRIPTION OF PROPERTY                                          10
 ITEM 3.  LEGAL PROCEEDINGS                                                10
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              10

PART II                                                                    11

 ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
          SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES             11
 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        13
 ITEM 7.  FINANCIAL STATEMENTS                                             17
 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                         34
 ITEM 8A. CONTROLS AND PROCEDURES                                          34
 ITEM 8B. OTHER INFORMATION                                                35

PART III                                                                   35

 ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               35
 ITEM 10. EXECUTIVE COMPENSATION                                           41
 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS                       46
 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   51
 ITEM 13. EXHIBITS                                                         53
 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                           54

                                    PART I

                       ITEM 1.  DESCRIPTION OF BUSINESS

Background

     We were incorporated in the State of Nevada on March 1, 2000, as Saiph Corporation. We changed our name to SaiphT Corporation on March 5, 2003, and to Caneum, Inc. on July 21, 2003. We have no subsidiaries.

     Prior to December 2002, we had no operating history. During 2003 and 2004 we commenced our core business activities of providing a broad array of business process and information technology outsourcing products and services. We earned our first significant operating revenues during the fourth quarter of 2003, at which time we ceased to be a development stage enterprise. We also actively sought potential acquisition targets.

Overview

     We provide customers with comprehensive, full-service business process and information technology outsourcing products and services.
We seek growth through acquisitions and through an underlying business model for the outsourcing of business process and information technology products and services. We deliver our services through a blend of in-house resources and on-shore, near-shore and/or off-shore capabilities from both English and non-English speaking countries, depending on customer-specific requirements. With delivery capabilities in India and Pakistan, we also monitor off-shore opportunities in other low-cost geographies. We employ an agnostic approach to assist with the business planning and strategy that leads to the make-versus-buy decisions of our customers. Fundamentally, this strategy does not rely on off-shore outsourcing alone, but orchestrates the right solution for the requirements of our customers.

     We are also opportunistically looking to consolidate outsourcing product and service companies primarily to expand our revenue base and simultaneously broaden our horizontal capabilities, target vertical markets and geographic reach, in terms of both customers and fulfillment. Our overall goal is to offer a wide assortment of outsourcing products and services to our customers. This acquisition strategy is intended to operate in parallel with our internal growth and to assist us in expanding both the products and services we provide our existing customers and our overall customer base itself. We believe that the growth of our operations requires faster deployment and a larger pool of skill sets than currently exists exclusively inside our company.

     We provide products and services to our customers through an approach that can combine our own technical and account management team and/or through a number of companies or individuals located off-shore. The core technical capabilities of these off-shore companies include a number of different skill sets. Through our management we also have access to off-shore resources for outsourcing business process services such as call centers, hosted communications services and administrative processes, including human resources, finance and accounting.

Our Outsourcing and Consulting Services

     Industry Overview

     Management believes that many companies today face increasing customer demands to improve service levels, lower costs, and shorten times to market. In this competitive environment, improving business processes and information technology are critical to achieving these objectives. At the same time, the pace of technology evolution has accelerated. In order to remain competitive, companies are increasingly required to adopt emerging technologies.

     These emerging technologies offer the promise of faster, more responsive, lower cost business operations. However, their development, integration and on-going management present major challenges and require a large number of highly skilled individuals trained in many diverse technologies. In addition, companies also require additional technical resources to maintain, enhance and re-engineer their core legacy systems for new business opportunities to address on-going application management projects.

     Many companies have made the strategic decision to focus on their basic competencies and reduce their cost structures rather than invest in the additional large business process reengineering and information technology staffs that are necessary to evaluate, implement and manage business process and information technology initiatives in a rapidly changing environment. Consequently, these companies have turned to business process and information technology outsourcing providers, both to develop and implement new solutions and to maintain core legacy systems.

     As the global demand for business process and information technology services has increased, the number of qualified professionals has not kept pace with such demand. As a result, some outsourcing service providers have attempted to access the large talent pool in certain developing countries, particularly India. India is widely acknowledged as a leader in off-shore business process and information technology outsourcing services and has the second largest pool of information technology talent behind the United States. Historically, outsourcing service providers have used the off-shore labor pool primarily to supplement the internal staffing needs of customers. However, evolving customer demands have led to the utilization of off-shore resources for higher value-added services. Such services include application development, software integration, software maintenance, and call centers. The use of off-shore personnel can offer a number of benefits, including faster delivery of new solutions, more flexible scheduling, and lower costs. However, utilizing an off-shore workforce to provide value-added services presents a number of challenges to business process and information technology service providers.

     The off-shore implementation of value-added business process and information technology services requires highly developed project orchestration and consulting skills. Such skills are necessary to design, develop and deploy high-quality solutions in a timely and cost-effective manner. In addition, business process and information technology service providers must have the methodologies, processes and communications capabilities to successfully integrate off-shore workforces with on-site personnel. Service providers must also have strong research and development capabilities and technology competency centers. Finally, service providers utilizing off-shore workforces must continually recruit and manage their workforces to deliver solutions using emerging technologies. As a result of the increasing demand for global business process and information technology services, management believes a significant opportunity exists for outsourcing service providers that can successfully address the challenges in utilizing an
off-shore talent pool.   We believe that through our management team we
can deliver the services to meet the needs of companies seeking to outsource their business process and information technology functions.

     Recent Developments in Our Business

     During 2004 we expanded our customer base to more than 20 companies ranging in size from Fortune 500 on the higher end to Silicon Valley startups on the lower end. Only three customers accounted for more than 10% of our revenue. These included Integras Consulting, Pipeline Software, and Tec International. Integras Consulting, a provider of high-end analytical consulting and advanced decision support for marketing and location strategy (part of a Dutch based public group called VNU), accounted for 12% of our 2004 revenues, while Pipeline Software, a high-end JAVA application development company, accounted for 36% of our 2004 revenues. Tec International, an organization that offers peer review and support services to member CEOs, accounted for 11% of our 2004 revenues.

     On January 27, 2005, we announced the creation and launch of a new IT Services Group, which also encompasses the previously launched IT Assurance Group, and adds to our outsourced product and service offering focused on IT operational excellence and compliance. The new business unit targets companies with market capitalizations below $1 billion and its growth is already benefiting from the increased regulatory and compliance needs driven by the requirements of Sarbanes-Oxley. A second benefit from our entree into this market is that we are seeing more term-based or annuity contracts for a certain level of resources versus one-time project based contracts.

     Risks of Foreign Operations

     Our global operations may pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address, nor do we have the resources available to fully research and anticipate each potential risk. Our business includes outsourcing of services to foreign countries, particularly India. As a result, we are subject to a number of risks relating to conducting business operations in India and other foreign countries. Because of the relative small size of the company and the limited resources available to it to investigate the specific applicability of all of the potential risks associated with its off-shore operations, management is not able to specify or quantify all of these risks. This inability to extensively predict the specific risks of foreign operations creates a risk for the company in so far as these risks may be realized in unanticipated and unforeseen ways in the future. These risks may be especially apparent in the inability of the company to dedicate significant resources to pursuing legal recourse in foreign jurisdictions either to defend legal actions by foreign companies or governments, or to protect the rights of Caneum in such countries. In general, the risks which may apply to off-shore operations may include the following:

  * the absence in some jurisdictions, especially those outside of India, of effective laws to protect our intellectual property rights or any work product produced by off-shore subcontractors;
  *  multiple and possibly overlapping and conflicting tax laws;
  *  restrictions on the movement of cash;

  * the burdens of complying with a wide variety of national and local laws;
  * political instability which could result in expatriation of our intellectual property without compensation;
  * currency fluctuations, especially if the U.S. dollar is devalued in the foreign country which could result in Caneum having to pay more for the services provided off-shore;
  *  longer payment cycles;
  *  restrictions on the import and export of certain technologies;
  *  price controls or restrictions on exchange of foreign currencies;
     and
  * trade barriers which could limit our ability to outsource certain operations to a foreign country.

Our Business Acquisition Strategy

     Acquisition Targets

     Management continues to seek potential acquisition candidates. Although we have issued non-binding letters of intent, we currently have no binding agreements with any of these companies.

     We have divided our potential acquisition activities into two categories which we have designated as strategic acquisitions and opportunistic acquisitions. Strategic acquisitions would generally fit into two specific areas of opportunity. The first area consists of our off-shore subcontractors that would be acquired and run as wholly owned subsidiaries in order to reduce operating costs, to enhance the operating margins of the consolidated entities and to expand the customer base from which both companies could draw to expand their business. The second area consists of new potential subcontractors that when acquired would bring both new or expanded outsourcing capabilities and new customers to our customer base. Opportunistic acquisitions generally fit into business process and/or information technology products or services companies that when acquired would provide us entry into a new market or markets with similar operational benefits to our strategic acquisitions.

     To date, we have investigated, conducted due diligence on and engaged in preliminary negotiation with a number of potential target companies in the area of outsourcing services. These companies have included targets in the United States, Canada, Australia, Romania and India. The majority of the companies evaluated did not meet our acquisition criteria and thus negotiations were terminated. However, to date several of the companies did meet our general acquisition criteria and we are exploring additional due diligence.

     Management anticipates that such acquisitions would be funded primarily through the issuance of our shares in non-cash transactions. The anticipated result of such acquisitions would be to provide additional business process and information technology products and services and/or to augment our current staff. Our strategy is to acquire mature, quality companies with sound financials, intriguing capabilities, a loyal customer base and talented management teams that have a passion for what they are doing and want to continue to run and grow their companies. We have unrestricted discretion in seeking and participating in a business opportunity.

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

     Selection Criteria for Acquisition Targets

     Prospective acquisitions will be selected for their profitability, capability, technology, market position, customer base and management teams. Our current general acquisition criteria consist of targeting private companies with less than $5,000,000 in annual revenues, little or no debt and no cash flow problems. We will seek target companies with strong management teams that desire to continue to run and grow their companies and that also have existing products and services with recurrent revenue streams. We will also seek companies with a stable customer base which fits inside our current outsourcing business.

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

     We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures may be made available to us through personal contacts of directors, executive officers, stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community, attorneys and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers, beneficial owners or our affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals. Our directors and executive officer have not used any particular consultants, advisors or finders on a regular basis to locate potential business opportunities.

     The possibility exists that we may acquire or merge with a business or company in which our executive officer, directors, beneficial owners or our affiliates may have an ownership interest. Our current policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

Competition

     Outsourcing Services

     We believe that competition in the business process and information technology outsourcing products and services market is based upon the following factors:

       *  Speed of response to customer requests;
       *  Flexibility and willingness to adapt to customer needs;
       *  Responsiveness to customer demands;
       *  Number and availability of qualified human resources;
       *  Project management capability;
       *  Technical expertise;
       *  Size and reputation;
       *  Brand recognition and geographic presence; and
       *  Price.

     It can be assumed that we and any acquired company will compete with numerous large companies that have substantially greater market presence and financial, technical, marketing and other resources than we have. Principally, these competitors include large outsourcing service providers and application software firms such as Accenture, EDS and IBM Global Services; large Indian outsourcing firms such as HCL, Infosys, TCS and Wipro; and smaller Indian outsourcing firms such as Cognizant and Sierra Atlantic.

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

     As a result of continued competition, we expect to encounter pricing pressure, which in turn could result in reductions in the average selling price of our business process outsourcing and other services. There can be no assurance that we will be able to offset the effects of any price reductions through an increase in the number of customer engagements, higher revenue from enhanced services, cost reductions or otherwise. In addition, we believe that continuing consolidation in the business process and information technology outsourcing market could result in increased price pressure and other competition in the industry.

     Acquisition Activities

     There is a high degree of competition among companies seeking to acquire interests in business process and information technology product and service companies such as those we may target for acquisition. A large number of established and well-financed entities, including large information technology consulting companies and systems integrators such as Accenture, EDS and IBM Global Services are active in acquiring interests in companies that we may find to be desirable acquisition candidates. Many of these entities have significantly greater financial resources, technical expertise and managerial capabilities than do we. Consequently, we may be at a competitive disadvantage in negotiating and executing possible acquisitions of these entities as many competitors generally have easier access to capital than do we. Although entrepreneur-founders of privately held information technology service companies may place greater emphasis on the ease of access to capital than on obtaining the management skills and networking services that we can provide, management believes that we offer unique and attractive benefits, including using the experience and ability of our founders and management, to assist the acquired companies with their operating strategy, plans and execution while preserving the acquired companies' business culture and identity.

     In addition, it is anticipated that each of the prospective acquired companies would face significant competition in its individual market. With limited barriers to entry by others, we believe competition will continue to grow both from new entrants to the market as well as from existing participants, such as software vendors expanding the breadth of their services into the market served.

Employees

     At March 8, 2005, we had three (3) full-time employees, including our executive vice-president, Gary Allhusen, our vice-president of IT Services Group, Mahesh Shah, and our office manager, Brittany Mason. Two of our directors, Robert Mitro and Alan S. Knitowski, provide consulting services on a regular part-time basis, and our President, Sukhbir Mudan, provides employment services on a regular part-time basis.

                       ITEM 2.  DESCRIPTION OF PROPERTY

     Our administrative offices, consisting of approximately 1,218 square feet of office space, are located at 170 Newport Center Drive, Suite 220, Newport Beach, California, which are the offices of Cygni Capital LLC, a corporation affiliated with Eric Chess Bronk, our founder. We sublease this office space from Cygni Capital LLC on a month-to-month basis pursuant to a sublease dated July 1, 2004. Monthly rent for the space is $1,400.

                          ITEM 3.  LEGAL PROCEEDINGS

     No legal proceedings are reportable pursuant to this item.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2004.

                                   PART II

   ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
                BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     Our shares have been quoted on the OTC Electronic Bulletin Board since July 12, 2004. Our common stock is currently traded with the trading symbol of "CANM." The table below sets forth for the periods indicated the high and low sales prices as reported by various private services on the Internet. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                           Quarter    High      Low
     FISCAL YEAR ENDED
     DECEMBER 31, 2004     Third      $3.00    $1.90
                           Fourth     $2.75    $2.05

     At March 8, 2005, we had 4,660,000 shares of our common stock which were subject to outstanding options to purchase these shares and warrants to purchase 50,000 shares. As of such date we had no other outstanding securities convertible into our common stock. At March 8, 2004, we had 338,000 outstanding shares for which we have granted piggy-back registration rights, and we had 50,000 shares of our common stock which were subject to outstanding warrants for which we had also granted piggy-back registration rights. We have not proposed to publicly offer any shares of our common stock in a primary offering.

Holders

     At March 8, 2005, we had 125 shareholders of record as reported to us by our transfer agent. We have appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as our transfer agent.

Dividend Policy

     Since our inception we have not paid any cash dividends on our common stock and we do not anticipate that we will pay dividends in the foreseeable future.

Sales of Unregistered Securities

     During the year ended December 31, 2004, except as previously reported by us in our quarterly reports on Form 10-QSB or current reports on Form 8-K during the year, the following securities were sold by us without registering the securities under the Securities Act:

  *  In April 2004 we entered into an engagement agreement with Jon
     Jensen to provide legal services in connection with the Pipeline transaction. As part of the consideration to be paid for such services, we agreed to issue shares of our common stock at the rate of the greater of $0.75 per share or the average closing bid (or sale if reported) price of the shares in the public trading market for the ten trading days immediately preceding the receipt by us of the bill setting forth the amounts for services.
     For services rendered for the quarter ended December 31, 2004, we issued 2,055 shares to Mr. Jensen, which shares were valued at $2.61 per share, and 229 shares, which were valued at $2.45 per share.
     These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.
     Mr. Jensen represented that he had received information similar to that which would be included in a prospectus and that he was relying upon his own investigation and analysis of the investment in our stock. He delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the stock certificates evidencing the shares. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.
     Mr. Jensen represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the stock issuance. No underwriting discounts or commissions were paid in connection with the transaction.

  * On September 30, 2004, we initiated an offering of 500,000 shares of common stock at $2.00 per share for gross proceeds of $1,000,000. These shares are being sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. We previously reported sales of 152,500 shares to four accredited investors. On January 26, 2005, we closed the offering. The following additional following shares were sold through January 26, 2005:

                                          Number
          Name                           of Shares     Amount
          ----                           ---------    --------
          Casey Family Trust              13,000       $26,000
          Mei-Lien Changlee               50,000      $100,000
          Wilkie Lau                      25,000       $50,000
          Robert Mitro                    20,000       $40,000
          Duyen Huong Nguyen              15,000       $30,000
          Norman Family Revocable Trust   25,000       $50,000
          Hoan Tran                       37,500       $75,000

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

Purchases of Equity Securities

     There have been no purchases made by or on behalf of our company or any affiliated purchaser of shares or other units of any class of our equity securities registered by us pursuant to section 12 of the Exchange Act.

               ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                              PLAN OF OPERATION

     The following discussion should be read in conjunction with our financial statements and related notes thereto as filed with this report.

Background

     Prior to December 2002 we had no operating history. We are currently a global provider of business process and information technology outsourcing products and services across vertical industries including technology, energy, government, education and healthcare. We provide a suite of business strategy and planning capabilities to assist customers with their '"make versus buy' decisions in the areas of data, network, product development, product maintenance and support, and fulfill our services onshore, in-region (NAFTA), and offshore, depending on the business goals and objectives of our global customers. In parallel, we are opportunistically pursuing accretive acquisitions within our core outsourcing products and services suite in order to broaden our core capabilities, expand our customer base and supplement our organic growth.

     On July 8, 2004, we entered into a merger agreement with Pipeline Software, Inc., a California corporation. The agreement provided for Pipeline to be merged with and into our company. During the fourth quarter of 2004 the merger agreement was terminated. As a result of the termination Caneum expensed $136,866 in costs associated with the transaction. These costs were legal and accounting fees related to the audit of Pipeline and the submission and review of financial information.

     We plan to continue to grow in two ways: first, through the further sales and marketing of our business process and information technology outsourcing services, and second, through the acquisition of other business process and information technology outsourcing companies that add to our core capabilities and our available customer base to sell outsourcing products and services.

Critical Accounting Policies

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to our critical accounting policies for the year ended December 31, 2004.

     We derive our revenue primarily from the sale of services. Revenue is recognized as services are performed in accordance with all applicable revenue recognition criteria. For these transactions we apply the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." We recognize revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.

     Cost of revenue consists primarily of payments to third-party vendors and contractors and in-house resources charged to customers based on work performed. Operating expenses include general and administrative expenses and corporate overhead expenses. General and administrative expenses consist primarily of overhead in managing programs, marketing expenses for future projects, and due diligence costs in reviewing acquisition targets. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including acquisitions, administrative, and reporting responsibilities. We record these expenses when incurred.

Results of Operations

     During the year ended December 31, 2004, revenues increased by 591%, to $534,752 from $77,350 for the comparative year ended December 31, 2003. The increase in revenues is a result of fulfillment of increased orders from existing and new customers. Management is seeing an increase in sales activity as it continues to make and develop relationships. Management expects to continue increase its customer base as it builds its brand name. In addition, management is continuing to focus on new revenue streams and new customers. During 2004 and 2003, Caneum had three customers which accounted for more than 10% of its sales. While sales to these customers resulted in approximately 61% of the Company's revenue, the Company anticipates that as sales increase, the dependence on several key customers will be reduced. Also, since abandonment of the Pipeline Software acquisition, we do not expect significant revenue from this customer in the future. Pipeline accounted for $194,664 in revenue during 2004.

     Our cost of revenue earned increased by 623% to $385,314 for the year ended December 31, 2004, versus $53,291 for the comparative year ended December 31, 2003. The increased cost reflects the related increase in the volume of subcontractor costs and internal payroll associated with the services provided by us to our clients.

     The resulting gross profit for the year ended December 31, 2004, increased 521% to $149,438 versus $24,059 for the comparative year ended December 31, 2003. The resulting annual gross profit margin of approximately 28% is consistent with the gross profit margin of approximately 29% for 2003. Management anticipates that the gross profit margin of approximately 28%-30% will remain consistent going forward.

     Our operating expenses for the year ended December 31, 2004, increased 296% to $1,428,853 versus $360,893 for the year ended December 31, 2003. The increased operating expenses resulted from the creation of an organization to support the current and future activities of the company. The major components of operating expense were payroll and related taxes, benefits and bonuses of $643,289 and investor relations of $112,844. The increase in payroll and related benefits was a result of adding to our technical and support staff. These additions to headcount were considered necessary to enable us to execute our business strategy.
The Company incurred costs in investor relations as its stock became publicly traded. The amounts incurred for payroll and related taxes, benefits and bonus' were $186,267 and investor relations were $0 for the prior year ended December 31, 2003.

     In addition to the operating expenses, the Company also incurred expenses of $136,866 in relation to the abandoned Pipeline merger. These expenses were expensd in full in 2004.

     Management has not yet determined the expected amount of revenues and expenses estimated for 2005, but anticipates that they will increase progressively each quarter.

Liquidity and Capital Resources

     As of December 31, 2004, cash decreased 35%, to $506,790 from $781,387 at December 31, 2003. This is a decrease of $274,597 in cash and cash equivalents for the year ended December 31, 2004. The decrease in cash and cash equivalents consists of cash used in operations of $920,429 offset by cash generated by investing activities of $9,832 and cash generated by financing activities of $636,000 through the sale of stock in connection with a private placement. During the prior year the amount of cash and cash equivalents used in operations was $329,544 and investing activities used $112,444; however, during this period we also raised $1,250,450 in a private placements and paid down notes payable and interest of $23,087 and $3,988, respectively, resulting in a net increase in cash and cash equivalents of $781,387 during this year.

     Working capital decreased 56%, to $389,990 at December 31, 2004, as compared with working capital of $892,574 at December 31, 2003. This decrease in working capital was a result primarily of the planned use of funds generated from prior stock offerings to support the business during its growth phase and the additional expenses incurred in connection with the abandoned Pipeline merger.

     Management believes that with cash generated from future projected operations, together with funds generated from the prior sale of our common stock, we will have sufficient cash to satisfy existing operating cash needs and working capital requirements during 2005. Management may look to raise additional funds should they be required to sustain the business model or to take advantage of any opportunities, acquisition or otherwise, should they occur.

     Additionally, we may continue to compensate employees with equity incentives, where possible, and continue to utilize equity instruments to compensate existing and new employees hired to minimize cash outlays. Management believes this strategy provides the ability to increase stockholder value as well as utilize cash resources more effectively.

     During future years, we may seek additional funding to finance future acquisitions. The amount and timing of such capital transactions is not yet known and will depend largely on our operating needs and the cost to acquire new information technology companies. Our ability to secure this additional funding given present market conditions is uncertain, as is the financial effect any such funding may have on our capital structure or operating results.

Off-Balance Sheet Arrangements

     During the twelve months ended December 31, 2004, we did not engage in any off-balance sheet arrangements.

Recent Accounting Pronouncements

     In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No.123 (Revised), Shared-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123R requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for award. Currently, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members. This standard requires the expensing of all share-based compensation including options, using the fair value based method. The effective date of this standard for the Company will be January 1, 2006. Management is currently assessing the impact that this new standard will have on the Company's financial statements.

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

                        ITEM 7.  FINANCIAL STATEMENTS

                              Table of Contents

                     For the year ended December 31, 2004

                                                                    Page

Report of Independent Registered Public Accounting Firm              18

Financial Statements

  Balance Sheets - Assets                                            19

  Balance Sheets - Liabilities and Stockholders' Equity              20

  Statements of Operations and Comprehensive Loss                    21

  Statements of Stockholders Equity                                  22

  Statements of Cash Flows                                           23

  Notes to Financial Statements                                      25

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Caneum, Inc.

We have audited the accompanying balance sheets of Caneum, Inc. (the "Company") as of December 31, 2004 and 2003, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over the financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caneum, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Haskell & White LLP
HASKELL & WHITE LLP

Irvine, California
March 28, 2005

                                 CANEUM, INC.

                                Balance Sheets

                       As of December 31, 2004 and 2003


                                    ASSETS
                                                         2004          2003
                                                     -----------   -----------
CURRENT ASSETS
  Cash and cash equivalents                          $   506,790   $   781,387
  Accounts receivable, net of allowance for doubtful
    accounts of $10,446 and $0 for 2004 and 2003
    respectively                                         102,083        40,450
  Prepaid expenses and other assets                       15,000        15,000
  Available-for-sale equity securities (Note 3)             -           77,521
                                                      ----------    ----------
     TOTAL CURRENT ASSETS                                623,873       914,358
                                                      ----------    ----------
FIXED ASSETS
  Software                                                   100           100
    Less accumulated depreciation                           (100)         -
                                                      ----------    ----------
     TOTAL FIXED ASSETS                                     -              100
                                                      ----------    ----------
     TOTAL ASSETS                                    $   623,873   $   914,458
                                                      ==========    ==========


               See accompanying notes to financial statements.

                                 CANEUM, INC.

                       As of December 31, 2004 and 2003


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         2004          2003
                                                     -----------   -----------
CURRENT LIABILITIES
  Accounts payable and accrued liabilities           $   130,339   $    20,984
  Accrued vacation and bonus                             103,543          -
  Taxes payable (Note 5)                                    -              800
                                                      ----------    ----------
     TOTAL CURRENT LIABILITIES                           233,882        21,784
                                                      ----------    ----------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 7)

STOCKHOLDERS' EQUITY (Notes 6 and 8)
  Common stock, 100,000,000 shares authorized
    at $.001 par value: 4,358,271 and 4,010,000 shares
    issuable and outstanding, respectively                 4,358         4,010
  Additional paid in capital                           2,124,490     1,287,665
  Accumulated deficit                                 (1,738,857)     (382,217)
  Accumulated other comprehensive loss                      -          (16,784)
                                                      ----------    ----------
     TOTAL STOCKHOLDERS' EQUITY                          389,991       892,674
                                                      ----------    ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   623,873   $   914,458
                                                      ==========    ==========


               See accompanying notes to financial statements.

                                 CANEUM, INC.

               Statements of Operations and Comprehensive Loss

                For the years ended December 31, 2004 and 2003


                                                         2004          2003
                                                     -----------   -----------
REVENUE                                              $   534,752   $    77,350

COST OF REVENUE                                          385,314        53,291
                                                      ----------    ----------
     GROSS PROFIT                                        149,438        24,059

OPERATING EXPENSES                                     1,291,987       360,893
ABANDONED ACQUISITION COSTS (Note 9)                     136,866          -
                                                      ----------    ----------
     LOSS FROM OPERATIONS                             (1,279,415)     (336,834)
                                                      ----------    ----------
OTHER INCOME (EXPENSE)
  Other income                                            37,834        11,784
  Realized losses from the sales of securities          (116,973)      (19,389)
  Dividend income                                             22           103
  Interest income                                          2,692           862
  Interest expense                                          -           (1,042)
                                                      ----------    ----------
     TOTAL OTHER INCOME (EXPENSE)                        (76,425)       (7,682)
                                                      ----------    ----------
     LOSS BEFORE INCOME TAX                           (1,355,840)     (344,516)

     INCOME TAX EXPENSE                                     (800)         (800)
                                                      ----------    ----------
          NET LOSS                                   $(1,356,640)  $  (345,316)
                                                      ==========    ==========


LOSS PER COMMON SHARE-Basic and Diluted                    (0.33)        (0.14)


SHARES USED IN EARNINGS PER SHARE CALCULATIONS
  WEIGHTED AVERAGE COMMON SHARES                       4,064,720     2,485,726


OTHER COMPREHENSIVE INCOME (LOSS)
  NET LOSS                                           $(1,356,640)  $  (345,316)
  OTHER COMPREHENSIVE INCOME (LOSS):
    Unrealized loss on available-for-sale
     securities (Note 3)                                    -          (16,784)
    Reclassification adjustment, net of tax               16,784          -
                                                      ----------    ----------
          COMPREHENSIVE LOSS                         $(1,339,856)  $  (362,100)
                                                      ==========    ==========


               See accompanying notes to financial statements.

                                 CANEUM, INC.

                      Statements of Stockholders Equity

                For the years ended December 31, 2004 and 2003

                                                                                        Accumulated
                                                            Additional                     other          Total
                                       Common Stock          Paid-in     Accumulated   comprehensive   Stockholders'
                                    Shares       Amount      Capital       Deficit         loss           Equity
                                  ----------   ----------   ----------   -----------   -------------   ------------
BALANCE,  December 31, 2002        1,000,000   $    1,000   $    9,000   $   (36,901)  $        -      $    (26,901)

Shares issued for software            10,000           10           90          -               -               100

Shares issued for cash
 at $0.001 per share                 450,000          450         -             -               -               450

Share issued for services
 at $0.001 per share                 500,000          500         -             -               -               500

Shares issued in connection
 with a private placement
 at $0.50 per share                1,000,000        1,000      499,000          -               -           500,000

Shares issued for legal services      50,000           50       24,950          -               -            25,000

Shares issued in connection
 with a private placement
 at $0.75 per share                1,000,000        1,000      749,000          -               -           750,000

Stock-based compensation expense        -            -           5,625          -               -             5,625

Other comprehensive loss for
 the year ended December 31, 2003       -            -            -             -            (16,784)       (16,784)

Net loss for the year
 ended December 31, 2003                -            -            -         (345,316)           -          (345,316)
                                  ----------   ----------   ----------   -----------   -------------   ------------
BALANCE, December 31, 2003         4,010,000        4,010    1,287,665      (382,217)        (16,784)       892,674

Shares issued for
 administrative services               5,000            5        3,745          -              -              3,750

Shares issued for legal services      25,271           25       26,847          -              -             26,872

Shares issued in connection
 with a private placement
 at $2.00 per share                  318,000          318      635,682          -              -            636,000

Stock-based compensation expense        -            -         170,551          -              -            170,551

Other comprehensive income for
 the year ended December 31, 2004       -            -            -             -             16,784         16,784

Net loss for the year
 ended December 31, 2004                -            -            -       (1,356,640)           -        (1,356,640)
                                  ----------   ----------   ----------   -----------   -------------   ------------
BALANCE, December 31, 2004         4,358,271   $    4,358   $2,124,490   $(1,738,857)  $        -      $    389,991
                                  ==========   ==========   ==========   ===========   =============   ============

               See accompanying notes to financial statements.

                                 CANEUM, INC.

                           Statement of Cash Flows

                For the years ended December 31, 2004 and 2003

                                                         2004            2003
                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                          $ (1,356,640)   $   (345,316)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation expense                                      100            -
    Stock-based compensation expense                      170,551           5,625
    Expenses paid by stock issuance                        30,622          25,500
    Loss on sale of securities                            116,973          19,389
    Receipt of stock for services                         (32,500)           -
    Increase in provision for doubtful accounts            10,446            -
    Increase in accounts receivable                       (72,079)        (40,450)
    Increase in prepaid and other assets                     -            (15,000)
    Decrease in interest receivable                          -                144
    Increase in accounts payable and
     accrued liabilities                                  109,355          19,764
    Increase in accrued vacation and bonus'               103,543            -
    Decrease in taxes payable                                (800)            800
                                                      -----------     -----------
     NET CASH FLOWS USED BY OPERATING ACTIVITIES         (920,429)       (329,544)
                                                      -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of available-for-sale securities             (266,366)       (893,474)
  Proceeds from available-for-sale securities             276,198         779,780
  Payments on related party note                             -              1,250
                                                      -----------     -----------
     NET CASH FLOWS PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                                   9,832        (112,444)
                                                      -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                       636,000       1,250,450
  Interest paid on notes payable - related party             -             (3,988)
  Payments on notes payable                                  -            (23,087)
                                                      -----------     -----------
     NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES      636,000       1,223,375
                                                      -----------     -----------
     NET (DECREASE)/INCREASE IN CASH AND
     CASH EQUIVALENTS                                    (274,597)        781,387


               See accompanying notes to financial statements.

                                 CANEUM, INC.

                For the years ended December 31, 2004 and 2003

                                                         2004            2003
                                                     ------------    ------------
     NET (DECREASE)/INCREASE IN CASH AND
     CASH EQUIVALENTS                                    (274,597)        781,387

     CASH AND CASH EQUIVALENTS,
     BEGINNING OF THE YEAR                                781,387            -
                                                      -----------     -----------
     CASH AND CASH EQUIVALENTS,
     END OF THE YEAR                                 $    506,790    $    781,387
                                                      ===========     ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Issuance of common stock for software              $       -       $        100

  Cash paid during the period for interest           $       -       $      1,042

  Cash paid for taxes                                $      1,600    $       -


               See accompanying notes to financial statements.

                                 CANEUM, INC.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

     The Company derives its revenue primarily from the sale of services. Revenue is recognized as services are performed in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. The Company records all expense reimbursements billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with Emerging Issues Task Force ("EITF") 01-14 "Income Statement Characterization of Reimbursements Received for "out-of-pocket" expenses."

     During the years ended December 31, 2004, and December 31, 2003, the Company had 3 customers that each accounted for at least 10% of the Company's revenue. As of December 31, 2004, and December 31, 2003, three customers, each accounted for at least 10% of accounts receivable. For the year ended December 31, 2004, the Company generated $56,850 of revenue from customers located in Europe. There were no identifiable assets located in Europe, nor does the Company report other separate financial information to the chief operating decision maker.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2004, the Company had approximately $411,642 on deposit that exceeded federally insured limits. At December 31, 2003, the Company had approximately $555,000 on deposit that exceeded federally insured limits.

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

     The Company accounts for non-employee stock-based compensation using the fair value method provided by Statement of Financial
Accounting Standards ("SFAS") No. 123, as amended by SFAS No. 148. When stock options are granted to non-employees, the Company estimates the fair value of the award and recognizes related expenses over the performance period as prescribed by EITF 96-18.

     In accordance with SFAS No. 123 and SFAS No. 148, the Company has adopted the fair value pro-forma disclosure provisions for employee stock options.

     As of December 31, 2004, the Company has one stock-based
compensation plan, which is described more fully in Note 6.  The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to employee stock options.
                                                    2004          2003
                                                 ----------    ----------
     Net loss as reported                       $(1,356,640)  $  (345,316)

     Stock based compensation deducted in
      arriving at net loss as reported              170,551         5,625
                                                 ----------    ----------
                                                 (1,186,089)     (339,691)
     Stock based compensation determined
      under the fair value method                   642,760       160,875
                                                 ----------    ----------
     Net Loss, pro-forma                        $(1,828,849)  $  (500,566)
                                                 ==========    ==========

     Net loss per share, as reported            $     (0.33)  $     (0.01)

     Net loss per share, pro forma              $     (0.45)  $     (0.01)


     The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

                                      2004          2003
                                   ----------    ----------
     Volatility                     146.01%        45.33%
     Risk free Interest rate          4.20%         6.00%
     Expected life of Options      5.0 years      5.0 years

     The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely-tradable, fully-transferable options without vesting restrictions, which significantly differ from the Company's stock options plans. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date.

Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures About Fair Value of Financial
Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 2004 and December 31, 2003, management believes that the carrying amounts of cash and cash equivalents, investments in securities and accounts payable approximate fair value because of the short maturity of these financial instruments.

Accounting for Income Taxes

     Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized

Earnings (Loss) Per Share

     Basic earnings (loss) per share includes no dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Such shares are not included when there is a loss as the effect would be anti-dilutive. At December 31, 2004 and 2003, the Company had 3,990,000 and 3,037,500 of
options and warrants outstanding. These instruments are potentially dilutive securities.

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

New Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to Interpretation No. 46. Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46R"). FIN 46R clarifies the application of ARB No.51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities ("VIE's"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both.

     Among the other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must, at a minimum, apply the unmodified provisions of the Interpretation to entities that were previously considered "special-purpose entities" in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. As of December 31, 2004 and 2003, management believes that the Company is not the primary beneficiary of any VIE's.

     In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No.123 (Revised), Shared-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123R requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for award. Currently, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members. This standard requires the expensing of all share-based compensation including options, using the fair value based method. The effective date of this standard for the Company will be January 1, 2006. Management is currently assessing the impact that this new standard will have on the Company's financial statements.

NOTE 3 - AVAILABLE-FOR-SALE EQUITY SECURITIES

     The Company had $0 and $77,521 of available-for-sale equity securities at December 31, 2004 and 2003, respectively. Such values were determined based on quoted market prices. These equity securities had an aggregate unrealized loss of $16,784, and an aggregate cost basis of $94,305 as of December 31, 2003.

NOTE 4 - RELATED PARTY TRANSACTIONS

     During the year ended December 31, 2004, the Company entered into the following transactions with entities whose principals and/or directors are shareholders of the Company:

Revenue

     As more fully described in Note 9 the Company had entered into an agreement to purchase Pipeline Software, Inc. Caneum's statement of operations for the year ended December 31, 2004 includes revenues of $194,664 derived from services provided to Pipeline Software, Inc. As more fully described in Note 9, the merger was terminated in December 2004.

Rent

     The Company subleases space from Cygni Capital, LLC, whose principal is a shareholder of the Company. The current rent is $1,400 per month. The total rent expense was $15,950 for the year ended December 31, 2004, and $4,000 for the year ended December 31, 2003. This agreement is on a month-to-month term.

Management Services Agreement

     The Company has retained Cygni Capital, LLC, whose principal is a shareholder of the Company, to perform certain management services.
These services include, but are not limited to reception, telephone, janitorial, bookkeeping and general office services. The current service agreement is for $450 per month. The total expense pursuant to this agreement was $9,600 for the year ended December 31, 2004, and $16,000 for the year ended December 31, 2003. This agreement is on a month-to-month term and the expense incurred has reduced as Caneum's staff has undertaken some of these services previously provided by Cygni Capital, LLC.

Consulting Services

     The Company had retained Cygni Capital, LLC, whose principal is a shareholder of the Company, to perform certain consulting services. These services are professional in nature and include, but are not limited to document preparation and consulting services. The current agreement is $5,000 per month. The total expense pursuant to this agreement was $60,000 for the year ended December 31, 2004, and $30,000 for the year ended December 31, 2003. This agreement is on a month-to-month term.

Investor Relations

     Jason Daggett (a former Director) is the President of BDR Showalter, Inc., which has a one year agreement through December 2005 to provide investor relations and public relations services at $7,500 per month.
In addition, BDR Showalter through its affiliates have conducted other public relations and promotional activities for Caneum. The amount paid to BDR Showalter and predecessors pursuant to these agreements was $66,750 for the year ended December 31, 2004 and $0 for the year ended December 31, 2003.

NOTE 5 - INCOME TAXES

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. The components that comprise deferred tax at December 31, 2004 and 2003, are as follows:

                                            2004          2003
                                         ----------    ----------
     Deferred tax assets:

       Net operating loss carryforwards  $  430,000    $  141,000

       Accued vacation                        8,500          -
                                          ---------     ---------
     Deferred tax asset                     438,500       141,000

     Valuation allowance                   (438,500)     (141,000)
                                          ---------     ---------
     Net deferred tax assets             $     -       $     -
                                          =========     =========

     The actual tax rate differs from the expected tax rate due primarily to the change in the valuation allowance.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Managament considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections of taxable income for the future, management has determined that it cannot be determined "more likely than not" that the portion of deferred tax assets not utilized through the reversal of deferred tax liabilities will be realized. Accordingly, management recorded a 100% valuation allowance against the Company's deferred tax assets. There can be no assurance that the Company will be able to realize the benefit of some or all of the federal and state loss carryforwards either due to the ongoing operating losses, expiry of the carryforward period or due to ownership changes, which may limit the usefulness of the loss carryforwards.

     At December 31, 2004, the Company has net operating loss carryforwards of approximately $1,075,000 for federal income tax purposes which will begin to expire in 2015. The net operating loss carryforwards for state purposes, will begin to expire in 2005 are $1,075,000. Federal and state laws impose restrictions on the utilization of net operating loss carryforwards in the event of an "ownership change" for tax purposes as defined under Section 382 of the Internal Revenue Code. Management expects that the Company's potential use of net operating losses will be limited under Section 382.

NOTE 6 - STOCK PLAN

     On December 18, 2002, the Company's Board of Directors and shareholders adopted the 2002 Stock Option/Stock Issuance Plan (the "Plan"). The purpose of the Plan is to provide eligible persons an opportunity to acquire a proprietary interest in the Company and as an incentive to remain in the service of the Company.

     There were initially 3,000,000 shares of common stock authorized for nonstatutory and incentive stock options and stock grants under the Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations. On March 10, 2004, the Board of Directors authorized an amendment to the Plan to increase the number of shares of common stock under the plan to 7,500,000, which the shareholder's approved on February 28, 2005.

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

     A summary of the status of the plan and changes for the years ended December 31, 2004 and 2003 are presented below:

                                             2004                           2003
                                 -----------------------------  -----------------------------
                                              Weighted-Average               Weighted-Average
                                   Shares      Exercise Price     Shares      Exercise Price
                                 -----------  ----------------  -----------  ----------------
Outstanding at beginning of year  3,037,500        $0.55              -           $0.00

Granted                           2,278,000        $1.08         3,037,500        $0.55

Cancelled/Forfeited              (1,325,500)       $1.12              -           $0.00
                                  ---------                      ---------
Outstanding at end of year        3,990,000        $0.67         3,037,500        $0.55
                                  =========                      =========

Options exercisable at year end   2,655,208                        719,791

Weighted-average fair value of
  options granted during the year    $0.42                          $0.34


     The following table summarizes information about the options outstanding at December 31, 2004:

                               Options Outstanding                    Options Exercisable
                 -----------------------------------------------  -----------------------------
                   Number     Weighted-Average                      Number
   Range of      Outstanding     Remaining      Weighted-Average  Exercisable  Weighted-Average
Exercise Prices  at 12/31/04  Contractual Life  Exercise Prices   at 12/31/04   Exercise Price
---------------  -----------  ----------------  ----------------  -----------  ----------------
 $0.00 - $1.00    3,855,000       4 years            $0.60         2,627,708        $0.61

 $2.00 - $3.00      135,000       5 years            $2.70            27,500        $3.00
                  ---------                                        ---------
 $0.00 - $3.00    3,990,000       4 years            $0.67         2,655,208        $0.63
                  =========                                        =========

NOTE 7 - Commitments and Contingencies

Employment Contracts

     On October 28, 2003, the Company's Compensation Committee approved employment agreements with the Company's President, Sukhbir Singh Mudan, Alan S. Knitowski, the Company's Chairman, and Robert F. Mitro, the Company's Vice-Chairman. The following description sets forth the material individual terms of these agreements:

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

     On March 17, 2004, the Compensation Committee approved an employment agreement with the Company's Executive Vice-President, Gary D. Allhusen. The initial period of the employment agreement for Mr. Allhusen is three years and he is required to devote 100% of his business time to the business of the Company. Mr. Allhusen's base salary is $120,000 per annum and he received options to purchase 750,000 shares at $0.75 per share as additional compensation for entering into the agreement.

NOTE 8 - Common Stock

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

     On June 16, 2004, the Company issued 5,000 shares for administrative services of $3,750. Additionally since May 2004 the Company has issued 25,271 shares for legal services of $26,872.

     As of December 31, 2004, the Company had issued 318,000 shares of common stock and had received subscriptions of $636,000 in connection with a private placement of up to $1,000,000. The private placement was closed in 2005 after raising $676,000.

NOTE 9 - Abandoned Acquisition

     On July 8, 2004, the Company entered into a merger agreement with Pipeline Software, Inc., a California corporation. The agreement provided for Pipeline to be merged with and into the Company. Under the terms of the agreement the shareholders of Pipeline would receive 1,000,000 shares of the Company's common stock payable over a period of two years, with 500,000 being issued pro rata to the shareholders of Pipeline at the effective time of the merger, 250,000 being issued to these shareholders on the first anniversary date, and 250,000 on the second anniversary date. Shareholders of Pipeline would also receive pro rata a cash payment of $50,000 per month for the first ten months following the closing of the merger.

     During December 2004, management decided to abandon the merger. As a result Caneum wrote-off $136,866 in costs associated with the merger that were previously capitalized. The costs were legal and accounting fees related to the acquisition of Pipeline and the submission of financial information to the Securities and Exchange Commission.

     As a result of the termination the employment contracts of Pipeline's key employees at Caneum were terminated and all related options cancelled.

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

     A Form 8-K dated December 8, 2003, was filed on December 10, 2003, reporting the change in accounting firms from Bierwolf, Nilson & Associates to Haskell & White LLP, Certified Public Accountants. There were no disagreements with Bierwolf, Nilson & Associates on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years or any subsequent interim period preceding the date of the change of auditors.

                      ITEM 8A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                         ITEM 8B.  OTHER INFORMATION

     No information is reportable pursuant to this item.

                                   PART III

         ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Current Management and Significant Employee

     The following table sets forth as of March 8, 2005, the name, age, and position of our executive officers and directors and the term of office of these directors, and a significant employee who is not an officer or director:

                                                                 Director
     Name                  Age  Position(s)                       Since
     ----                  ---  -----------                     --------
     Sukhbir Singh Mudan   56   Director, President & Treasurer   2002
     Alan S. Knitowski     35   Chairman                          2003
     Robert F. Mitro       63   Director & Vice-Chairman          2003
     Avtar Singh Ranshi    58   Director                          2003
     Douglas L. Wadkins    41   Director                          2004
     Gary D. Allhusen      43   Executive Vice-President           --
     Mahesh Shah           42   Significant Employee               --

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

     Set forth below is certain biographical information of our executive officers and directors, and our significant employee:

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

     Robert F. Mitro has been the vice-chairman of the board since June 11, 2003. He had been retired since October 2002. Since January 2004 he has also been the Chairman of the board for Windspring, Inc. which has introduced an innovative Data Miniaturization software technology to supercede traditional compression technology for wireless, digital mapping and high speed storage and search applications. In February
2005 Mr. Mitro also assumed the WindSpring CEO position.  From January
2001 until October 2002, he was President, CEO, and CFO of vCIS, Inc., a proactive software behavior analysis and anti-virus security company which was acquired by Internet Security Systems in 2002. Prior to joining vCIS Technology, Mr. Mitro has held numerous executive positions including President of eCycle, Inc. from January 1998 to April 1999; President and COO of Engelhard/ICC from June 1994 to April 1995; Senior Vice-President and General Manager of PictureTel Sales, Marketing and Services Group from September 1988 to June 1994; Vice-President Sales and Marketing for Harris Corporation from October 1985 to July 1988;
plus Group Director for IBM Storage Systems Group from October 1984 to September 1985, and Manager for IBM Engineering/Scientific Marketing from March 1981 to September 1984 during a 17 year career at IBM from November 1968 to September 1985. In addition to his general management experience, Mr. Mitro has had a successful 30 year sales, marketing and business development career in maximizing revenues and profits for a variety of companies in the high tech industry, including extensive experience in business strategy and development, organization development, market entry for emerging products and markets, global market and channel development; strategic partner alliances, and joint venture investment strategies for both large corporations and start-up companies alike. Mr. Mitro has recently served on the board of directors of Vovida Networks from February 1999 to November 2000 when it was acquired by Cisco Systems. He has served as a director of Telverse

Communications from August 2000 to July 2003 when it was acquired by Level 3 Communications, and vCIS Technology from January 2001 to October 2002 when it was acquired by Internet Security Systems. Mr. Mitro received a Bachelor of Engineering from Stevens Institute of Technology, Hoboken, New Jersey, in 1965, and completed Executive Programs at the Graduate Schools of Business at Harvard University in 1975 and the University of Michigan in 1979.

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

     Douglas Wadkins has, since May 2004, been employed as Chief Technology Officer for Edgewater Networks, Inc., a company which manufactures and sells converged network voice, video, and data security and quality assurance appliances. From November 2000 until March 2004, he was employed as Senior Manager Product Marketing Voice Technology Group, Solution Lead Hosted IP Telephony, and Senior Manager Corporate Business Development for Cisco Systems, Inc., which manufactures and sells networking and communications projects. From March 1999 until November 2000, Mr. Wadkins was employed as Chief Operating Officer for Vovida Networks, Inc., a developer of Voice over Internet Protocol control software. Mr. Wadkins received his Bachelor of Science Degree in Mechanical Engineering in 1987 from the University of Idaho, and received his Master of Science Degree in Mechanical Engineering in 1993 from Georgia Tech.

     Gary D. Allhusen was appointed as our Executive Vice-President on March 17, 2004. From February 2003 until March 2004, Mr. Allhusen was a Director in the Communications Industry Practice with EDS selling and delivering large transformational consulting and outsourcing programs. Mr. Allhusen also set up EDS' strategic transformational outsourcing practice focused on the business and information technology transformational outsourcing market. From July 2000 through January
2003 Mr. Allhusen was a principal with A. T. Kearney, a high value management consulting firm and subsidiary of EDS. While at A. T. Kearney, Mr. Allhusen focused on providing information technology strategy and alignment consulting services to large multi-national organizations. He was also responsible for embedding business process transformation and information technology operational excellence services into large EDS outsourcing deals. Major clients of Mr. Allhusen included Sprint, Bechtel, i2 Technologies, Hewlett-Packard, Boeing, Solar Turbines, Jet Propulsion Laboratory, Warner Brothers Studios, and Warner/Elektra/Atlantic. From June 1994 until July 2000 he was employed by Ernest & Young LLP. From June 1989 through May 1994 he was employed by Hughes Space and Communications Company and from August 1984 through August 1987 he was employed by the New York State Energy Research and Development Authority.

     In 1984 Mr. Allhusen received a Bachelor of Science degree in mechanical and aerospace engineering from Sibley School, Cornell University. In 1989 he received his MBA from Johnson Graduate School of Management, Cornell University. And in 1993 he received a Master of Engineering degree in operations research and industrial engineering from the School of Operations Research and Industrial Engineering, Cornell University. He has published and spoken at major conferences on the topic of Information Technology Strategy and Alignment. He is also active on the Management Committee for the Special Olympics of Southern California Summer Games' Tennis Venue where he is responsible for running the annual competition.

     Mahesh Shah has been a full-time employee of our company since January 2005. He is responsible for our IT assurance and our IT staffing service lines. Mr. Shah has the overall responsibility for the company's sales and delivery efforts in this important new market.

     Mr. Shah brings over twenty years of experience in professional services practice management including internal auditing, public accounting, financial advisory services and strategic planning services at Coopers and Lybrand, Boston, MA and at Strategic Planning Group, Boston, MA.

     From June 2004 until September 2004 he was employed as a Division Director, Management Resources, by Robert Half International, Inc., which specialized in providing accounting, finance and business professionals on a project basis.

     From July 2000 until December 2003 he was the President and Chief Executive Officer for Signet Technologies, Inc., a collaboration solutions company based in Boston, MA serving the needs of Fortune 1000 customers and educational institutions. As the founder and chief executive, Mr. Shah built the company from ground up from raising capital, hiring key employees, creating marketing campaigns and corporate branding to acquiring Fortune 500 clients.

     From December 1998 to June 2000, he was the Chief Financial Officer of Groupcomm Systems, Inc., a Boston-based systems integration company. As a key member of the executive team, he rebuilt this company from the verge of bankruptcy increasing its revenues by 60% and returning it to profitability.

     From June 1994 to November 1998, Mr. Shah was the founder and principal of Strategic Planning Group, a management consulting firm providing strategic planning, asset valuation, due diligence and business process reengineering services.

     From October 1989 to May 1994, Mr. Shah held various audit and management consulting positions at Coopers and Lybrand.

     Mr. Shah received his Bachelors Degree with Honors in business in 1984 from St. Xavier's College, Calcutta, India. He received his MBA degree in 1989 from the University of Rhode Island. Mr. Shah has also received professional designations as a Chartered Accountant from The Indian Institute of Chartered Accountants in India in 1986 and a CPA from the Commonwealth of Massachusetts in 1990.

Board Committees and Advisors

     In August 2003 our board created an Audit Committee and a Compensation Committee. Douglas Wadkins and Dr. Avtar Singh Ranshi currently serve on each committee. Mr. Wadkins is chair of the compensation committee and Dr. Ranshi is chair of the audit committee. Our board of directors has determined that we do not have an audit committee financial expert serving on our Audit Committee. Our board has determined that the need for an audit committee financial expert during our initial phase of operations does not warrant the expense to retain such an expert.

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

Stockholder Communications

     We do not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the Board of Directors. Our current policy is to permit security holders to recommend candidates for election as directors and to provide for a process for stockholders to send communications to the Board of Directors. Stockholders may send communications to the Board of Directors by contacting our President, Mr. Mudan, in one of the following ways:

       * In writing at 170 Newport Center Drive, Suite 220, Newport Beach, CA 92660;
       *  By e-mail at suki@caneum.com.

     The President will submit each communication received to the Board of Directors at the next regular meeting.

Code of Ethics

     We have adopted a Code of Ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

                       ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

     Summary Compensation Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company for the years ended December 31, 2004, 2003, and 2002:

                          SUMMARY COMPENSATION TABLE
                                                                        Long-Term Compensation
                               Annual Compensation                  Awards                 Payouts
                        ----------------------------------  ----------------------  ---------------------
                                                                        Securities
                                                 Other      Restricted  Underlying
    Name &                                      Annual        Stock      Options/    LTIP     All Other
   Principal             Salary     Bonus     Compensation   Award(s)      SARS     Payouts  Compensation
   Position       Year    ($)        ($)          ($)          ($)         (#)        ($)        ($)
----------------  ----  --------  ----------  ------------  ----------  ----------  -------  ------------
Sukhibir Singh    2004  $120,000  $32,401(1)   $12,919(2)      -0-      1,000,000     -0-        -0-
Mudan,            2003   $53,534      -0-       $6,468(3)      -0-           -0-      -0-        -0-
President (CEO)   2002      -0-       -0-          -0-         -0-           -0-      -0-        -0-


Gary D. Allhusen, 2004   $93,692      -0-       $9,689(2)      -0-        750,000     -0-        -0-
Executive         2003      -0-       -0-          -0-         -0-           -0-      -0-        -0-
Vice-Presient     2002      -0-       -0-          -0-         -0-           -0-      -0-        -0-

__________
     (1) At the discretion of the compensation committee, the bonus was issued as 13,065 shares of common stock with a fair market value of $2.48 per share on the date of issuance.
     (2) This figure includes insurance premiums paid by us for medical, dental, and vision healthcare coverage for Mr. Mudan and Mr. Allhusen during 2004.
     (3) This figure includes insurance premiums paid by us for medical, dental, and vision healthcare coverage for Mr. Mudan during the final six months of 2003; no premiums were paid during the first half of 2003.

     Option Grants Table. The following table sets forth information concerning individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2004.

                      OPTIONS GRANTS IN LAST FISCAL YEAR
                             (Individual Grants)

                      Number of securities   Percent of total
                       underlying options   options granted to  Exercise or
                            granted         employees in last   base price
Name                          (#)              fiscal year       ($/Share)   Expiration date
--------------------  --------------------  ------------------  -----------  ---------------
Sukhibir Singh Mudan          -0-
Gary D. Allhusen            750,000                32%             $0.75     March 17, 2009

     Aggregated Option Exercises and Fiscal Year-End Option Value Table. The following table sets forth certain information regarding stock options exercised during the fiscal year ended December 31, 2004, and held as of December 31, 2004, by the executive officers named in the Summary Compensation Table.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES

                                                    Number of Securities
                                                        Underlying       Value of Unexercised
                                                    Unexercised Options  In-the-Money Options
                                                     at Fiscal Year-      at Fiscal Year-End
                                                          End(1)              End($)(1)
                                                    ------------------  ----------------------
                     Shares acquired  Value           Exercisable/           Exercisable/
       Name          on exercise (#)  realized ($)    Unexercisable          Unexercisable
-------------------  ---------------  ------------  ------------------  ----------------------
Sukhbir Singh Mudan        -0-            -0-        583,333/416,667     $1,020,833/$729,167(1)
Gary D. Allhusen           -0-            -0-        316,667/433,333      $490,834/$671,666(1)

__________
     (1) At December 31, 2004, the fair market value of the shares underlying the unexercised options was $2.30 per share.

Employment and Consulting Contracts

     On October 28, 2003, our Compensation Committee approved employment agreements with Sukhbir Singh Mudan, our President, and Alan S.
Knitowski, our Chairman. The following description sets forth the material individual terms of these agreements:

  * Sukhbir Singh Mudan. The initial period of the employment agreement for Mr. Mudan is three years. Beginning on the expiration date, and on each anniversary thereafter, unless it is terminated earlier as provided therein or Caneum delivers written notice to Mr. Mudan of its intention not to extend the Agreement at least ninety days before such anniversary date, the term of the employment agreement will automatically be extended for one additional year. He is required to devote not less than 75% of his business time to the business of Caneum. His base salary is $120,000 per annum. He received options to purchase 1,000,000 shares at $.55 per share as additional compensation for entering into the agreement. Of these options, 83,333 vested on June 30, 2003 and the reminder vest at the rate of 83,333 for each operating quarter in which the gross revenue for such quarter exceeds the gross revenue of the prior quarter, and/or 83,333 for each $250,000 in gross revenue generated cumulatively in the aggregate since inception of the company.

     Any unvested options will vest on December 31, 2006. At March 8, 2005, a total of 750,000 of his options had vested. On October 26, 2004, the Compensation Committee granted 13,065 restricted shares to Mr. Mudan as a performance bonus for 2004. These shares vested on January 2, 2005.

  * Alan S. Knitowski. The employment agreement with Mr. Knitowski will continue until terminated by one of the parties as provided therein. Mr. Knitowski is required to devote his best efforts to performing well all duties that Caneum may reasonably assign to him from time to time during the term of the agreement, but he will not be required to devote in excess of 25% of his business time and effort to providing these services. His base salary is $120,000 per annum. He received options to purchase 1,000,000 shares at $.55 per share as additional compensation for entering into the agreement. Of these options, 83,333 vested on June 30, 2003 and the reminder vest at the rate of 83,333 for each operating quarter in which the gross revenue for such quarter exceeds the gross revenue of the prior quarter, and/or 83,333 for each $250,000 in gross revenue generated cumulatively in the aggregate since inception of the company. Any unvested options will vest on December 31, 2006. At March 8, 2005, a total of 750,000 of his options had vested. On October 26, 2004, the Compensation Committee granted 14,033 restricted shares to Mr. Knitowski as a performance bonus for 2004. These shares vested on January 2, 2005.

     On March 17, 2004, our Compensation Committee approved an employment agreement with our Executive Vice-President, Gary D. Allhusen. The initial period of the employment agreement for Mr. Allhusen is three years. Beginning on the initial expiration date, and on each anniversary thereafter, unless it is terminated earlier as provided therein or Caneum delivers written notice to Mr. Allhusen of its intention not to extend the employment agreement at least ninety days before such anniversary date, the term of the employment agreement will automatically be extended for one additional year. He is required to devote 100% of his business time to the business of Caneum. His base salary is $120,000 per annum. He received options to purchase 750,000 shares at $.75 per share as additional compensation for entering into the agreement. Of the first 500,000 options, 41,667 vested on March 17, 2004; beginning with the operating quarter ending March 31, 2004, 41,667 will vest each operating quarter in which the gross revenue for such quarter exceeds the gross revenue of the prior quarter, and/or 41,667 for each $250,000 in aggregate revenues Caneum achieves from non-acquisition generated revenues; and immediately on September 17, 2006. The remaining 250,000 options will vest at the rate of 6,250 per $125,000 of new top line revenue that he delivers to Caneum, with the lone requirement that it must be profitable revenue in accordance with Caneum policies/guidelines, which have not yet been established, and any of these options which are unvested on September 17, 2006, will immediately vest. At March 8, 2005, a total of 316,667 of his options had vested.

     Each of the employment agreements for the above named individuals contains the following provisions which apply to each of the parties:

  * Each employee, except Mr. Allhusen, is eligible to receive an annual performance bonus between 25% and 100% of the then applicable base salary upon achievement of annual performance objectives payable either in cash or stock. For 2004 no specific performance bonuses were established, but bonuses were granted by the Compensation Committee based on a review of the employee's performance during 2004. Performance bonuses for 2004 were paid in common stock of Caneum only and no cash bonuses were granted. Performance objectives for subsequent years will be established by the Chairman, and in the case of performance objectives for the Chairman, by the compensation committee, for each calendar year beginning with the year ending December 31, 2005. These performance objectives have not yet been established.

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

  * Each agreement contains customary termination provisions. The agreements will be terminated by Caneum due to the death or disability of the employee, in which event Caneum shall pay the base salary through the date of termination and all unexercised options will immediately vest. The agreement may also be terminated by Caneum for cause, in which event Caneum will pay the base salary through the date of termination, but all unexercised options shall lapse. Caneum may also terminate the agreements without cause upon ninety days' notice, in which event Caneum will pay the base salary through the date of termination, and all unexercised options will immediately vest, except in the case of Mr. Allhusen for whom only one-half of the unexercised options will vest. The employee may terminate the employment agreement at any time, in which event Caneum will pay the base salary through the date of termination, but all unexercised options shall lapse.

  * Each agreement also contains certain confidentiality covenants, but does not contain non-competition or anti-piracy provisions.

  * Each agreement contains covenants that for a period of twelve months following termination of employment, the employee will not solicit another employee to leave Caneum.

     On March 4, 2005, our audit committee approved a consulting agreement with our Vice-Chairman, Robert F. Mitro. Mr. Mitro originally provided services pursuant to an employment agreement approved on October 28, 2003, but the current consulting agreement replaces it in its entirety. The initial period of the consulting agreement for Mr. Mitro is until October 23, 2006. Beginning on the initial expiration date, and on each anniversary thereafter, unless it is terminated earlier as provided therein or Caneum delivers written notice to Mr. Mitro of its intention not to extend the employment agreement at least ninety days before such anniversary date, the term of the employment agreement will automatically be extended for one additional year.
During the term of the consulting agreement, Mr. Mitro will provide services at the request of the President, CEO, or the board, relating to strategic planning, corporate and product development, and general business and financial matters, and at least initially will serve as Vice-Chairman. He will not be required to devote in excess of 25% of his time to these duties. His base salary is $60,000 per annum, payable in common stock at a price per share equal to the average bid price of Caneum's common stock for the prior 20 business days prior to the end of each month. Pursuant to his original employment agreement, Mr. Mitro received options to purchase 750,000 shares at $.55 per share as additional compensation for entering into the agreement. Of these options, 62,500 vested on June 30, 2003 and the reminder vest at the rate of 62,500 for each operating quarter in which the gross revenue for such quarter exceeds the gross revenue of the prior quarter, and/or
62,500 for each $250,000 in gross revenue generated cumulatively in the aggregate since inception of the company. Any unvested options will vest on December 31, 2006. At March 8, 2005, a total of 562,500 options had vested. On October 26, 2004, the Compensation Committee granted
6,049 restricted shares to Mr. Mitro as a performance bonus for 2004. These shares vested on January 2, 2005. Pursuant to the terms of his consulting agreement, these options will continue in effect.

Compensation of Directors

     Standard Arrangements for Outside Directors. Directors are permitted to receive fixed fees and other compensation for their services as directors, as determined by our board of directors. The board has adopted a policy to compensate non-employee directors. Each such director receives options for each year of service. At the commencement of each year of service as a non-employee director, the person receives options to purchase 25,000 shares. The options are exercisable at market value on the date of grant based upon the average closing bid price for the ten trading days immediately preceding appointment or the anniversary date. The board also grants annual options to purchase 10,000 shares for these directors to serve on a committee of the board, and 5,000 shares to chair the committee. These options vest as to 25% of the options every three months, starting on the date of grant. They expire five years from the date of grant.

     Pursuant to our standard arrangements for outside directors, on July 28, 2004, our board of directors granted to Douglas L. Wadkins, one of our outside directors, stock options to purchase 50,000 shares.
These options were granted in connection with his appointment as a director and for his appointment to the audit and compensation committees, and as chairman of the compensation committee. The options were granted pursuant to our Stock Option/Stock Issuance Plan. The options are exercisable at $3.00 per share and expire five years from the date of grant. The options vest at the rate of 25% at the end of each three-month period from the date of grant.

     Also pursuant to our standard arrangements for outside directors, on August 14, 2004, our board of directors granted to Avtar Ranshi, one of our outside directors, stock options to purchase 50,000 shares. These options were granted in connection with his yearly service as an director and for his appointment to the audit and compensation committees, and as chairman of the audit committee. The options were granted pursuant to our Stock Option/Stock Issuance Plan. The options are exercisable at $2.40 per share and expire five years from the date of grant. The options vest at the rate of 25% at the end of each three-month period from the date of grant.

     Other Arrangements. Pursuant to their employment agreements, Sukhbir Singh Mudan, Alan S. Knitowski, and Robert Mitro, three of our directors, were granted stock bonuses by the Compensation Committee.
Mr. Mudan received 13,065 shares, Mr. Knitowski received 14,033 shares, and Mr. Mitro received 6,049 shares. The shares were granted on October 26, 2004, and vested on January 2, 2005.

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                        AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information from reports filed by the named parties, or furnished by current management, concerning the ownership of our common stock as of March 8, 2005, of
(i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

                                   Amount and Nature
Name and Address                   of Beneficial
of Beneficial Owner                Ownership (1)         Percent of Class

Sukhbir Singh Mudan                1,014,097(2)          19.64%
13542 Caminito Carmel
Del Mar, CA 92014

Alan S. Knitowski                  1,130,700(3)          21.90%
170 Newport Center Drive
Suite 220
Newport Beach, CA  92660

Robert F. Mitro                    1,170,397(4)          23.52%
20 East Main Street
Suite 19
Los Gatos, CA  95030

Avtar Singh Ranshi                 187,500(5)            4.17%
66 Marshals Drive
St. Albans, Hertfordshire
UK  ALI 4RF

Gary D. Allhusen                   316,667(6)            6.69%
170 Newport Center Drive
Suite 220
Newport Beach, CA  92660

Douglas L. Wadkins                 137,500(7)            3.09%
170 Newport Center Drive
Suite 220
Newport Beach, CA  92660

Executive Officers and             3,956,861             57.27%
Directors as a Group
(6 Persons)

Jason Daggett                      375,333(8)            8.4%
4080 Paradise Rd.
Suite 15-168
Las Vegas, NV 89109

Trymetris Capital Fund I, LLC      320,333(8)            7.26%
170 Newport Center Drive
Suite 220
Newport Beach, CA   92660
___________
     (1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. Applicable percentages are based on 4,414,100 shares of our common stock outstanding on March 8, 2005.
     (2) Mr. Mudan holds vested options to purchase 750,000 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Mudan.
     (3) These shares are held of record by a family trust controlled by Mr. Knitowski. Mr. Knitowski holds vested options to purchase 750,000 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Knitowski.
     (4) These shares are held of record by a living trust controlled by Mr. Mitro. Mr. Mitro holds vested options to purchase 562,500 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Mitro.
     (5) Dr. Ranshi holds vested options to purchase 82,500 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Dr. Ranshi.

     (6) Mr. Allhusen holds vested options to purchase 316,667 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Allhusen.
     (7) Mr. Wadkins holds vested options to purchase 37,500 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Wadkins.
     (8) Mr. Daggett holds vested options to purchase 55,000 shares which are exercisable within sixty days. The shares underlying these options are included in the table and are considered to be outstanding for purposes of computing the percentage interest held by Mr. Daggett. The remaining 320,333 shares are held of record by Trymetris Capital Fund I, LLC, a private investment fund. Mr. Daggett and Alan S. Knitowski, our Chairman, are the managing members of the limited liability company which manages the fund, although Mr. Knitowski has no power to vote or dispose of the shares of Caneum owned by the fund.

2002 Stock Option/Stock Issuance Plan

     On December 18, 2002, our Board of Directors adopted the 2002 Stock Option/Stock Issuance Plan. Our shareholders approved the plan in June of 2003. The purpose of the plan is to provide eligible persons an opportunity to acquire a proprietary interest in our company and as an incentive to remain in the service of the company.

     There were 3,000,000 shares of common stock initially authorized for nonstatutory and incentive stock options and stock grants under the plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations. On March 10, 2004, the Board of Directors authorized an amendment to the plan to increase the number of shares of common stock under the plan to 7,500,000, subject to shareholder approval. The shareholders approved the increase on February 28, 2005.

     The plan is administered by our Compensation Committee, which is composed of Douglas Wadkins and Avtar Singh Ranshi, two of our directors.

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

Equity Compensation Plan Information

     The following table sets forth as of the most recent fiscal year ended December 31, 2004, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

                                                                             Number of securities remaining
                              Number of securities to  Weighted-average      available for future issuance
                              be issued upon exercise  exercise price of     under equity compensation plans
                              of outstanding options,  outstanding options,  (excluding securities reflected
                              warrants and rights      warrants and rights   in column (a) and (b))
                                        (a)                    (b)                         (c)
                              -----------------------  --------------------  -------------------------------
Equity compensation plans
approved by security holders       3,990,000(1)               $0.67                    3,510,000(1)

Equity compensation plans not
approved by security holders             -0-                   -0-                         -0-

     Total                         3,990,000                  $0.67                    3,510,000

____________
     (1) On February 28, 2005, our 2002 Stock Option/Stock Issuance Plan was amended to increase the number of shares authorized under the plan from 3,000,000 to 7,500,000. The foregoing table reflects this amendment to the plan.

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

     Mr. Bronk is the sole managing member of Cygni Capital LLC, and Jason Daggett, a shareholder named in Item 11 above, is a vice-president and non-managing member of this entity. Cygni Capital subleases office space to us on a month-to-month basis for $1,400 per month and provides office services to us for $450 per month pursuant to a Management Services Agreement for office services which is terminable upon 30 days' notice by either party. Cygni Capital also provides business and financial consultant services to us for $5,000 per month in an oral arrangement which is terminable at any time by either party. On June 14, 2002, Cygni Capital loaned to us $1,862, and on December 31, 2002, loaned $3,725, for operating expenses. These loans were repaid, with interest at 10% per annum, on June 1, 2003.

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

     On November 2, 2001, we loaned $750 to Trycera Financial, Inc., formerly Whitelight Technologies, Inc., a corporation of which Mr. Bronk previously the president and sole director. This loan was repaid to us, with interest at 10% per annum, on June 1, 2003.

     On November 15, 2001, we loaned $500 to Cygni Investments, Inc., a corporation of which Mr. Bronk is a shareholder. This loan was repaid to us, with interest at 10% per annum, on June 1, 2003.

     On December 2, 2004, we entered into a one-year investment relations and corporate public relations agreement with BDR Showalter, Inc.
a company owned by Jason Daggett, a shareholder named in Item 11 above.
The agreement is renewable for additional six-month terms unless otherwise terminated by either party in writing at least 30 days prior to expiration. It may be terminated for cause by either party at any time upon 10 days' prior notice. Pursuant to the agreement, BDR receives compensation of $7,500 per month. The agreement also includes mutual indemnification provisions.

     On October 28, 2003, we granted to Mr. Bronk five-year options to purchase 150,000 shares of our common stock at $0.75 per share. The options were granted under our Stock Option/Stock Issuance Plan and 37,500 were granted in excess of the number of shares authorized under the plan at the time of the grant. The options vest at the rate of
(i) one-twelfth (1/12th) each operating quarter in which the gross revenue for such quarter exceeds the gross revenue of the prior quarter, and/or one-twelfth (1/12th) for each $250,000 in gross revenue generated cumulatively in the aggregate since inception of the company;
(ii) immediately in the event of a Corporate Transaction, as defined in the 2002 Stock Option/Stock Issuance Plan; and, (iii) any unvested options outstanding at December 31, 2006, shall automatically vest at that time. Because our Stock Option/Stock Issuance Plan was not amended within one year of the grant, the 37,500 options granted in excess of the number of shares authorized under the plan lapsed. On February 23, 2005, we entered into a settlement agreement with Mr. Bronk and issued warrants to purchase
50,000 shares at $0.75 per share. These warrants were issued to Mr. Bronk in part to replace the options which lapsed and to reward him for additional services performed subsequent to the original grant of options. The warrants are exercisable immediately and expire on October 28, 2008. The exercise price for the warrants may be paid in cash or with shares of our stock, the warrants, or the cancellation of any debt.

     On May 28, 2004, we granted to Mr. Bronk five-year options to purchase 100,000 shares of our common stock at $0.75 per share. The options were granted under our Stock Option/Stock Issuance Plan. The options vest at the rate of (i) one-twelfth (1/12th) each operating quarter in which the gross revenue for such quarter exceeds the gross revenue of the prior quarter, and/or one-twelfth (1/12th) for each $250,000 in gross revenue generated cumulatively in the aggregate since inception of the company; and (ii) immediately in the event of a Corporate Transaction, as defined in the 2002 Stock Option/Stock Issuance Plan. These options were granted for consulting services.

                              ITEM 13.  EXHIBITS

The following exhibits are included as part of this report:

Exhibit
No.       Description of Exhibit                                     Location

2.2       Merger Agreement dated July 8, 2004, between Caneum
          and Pipeline Software, Inc.                                    (10)
2.2(a)    Amendment dated September 21, 2004, to Merger Agreement
          dated July 8, 2004, between Caneum and Pipeline Software, Inc. (11)
2.2(b)    Amendment dated October 9, 2004, to Merger Agreement
          dated July 8, 2004, between Caneum and Pipeline Software, Inc. (12)
2.2(c)    Amendment dated November 17, 2004, to Merger Agreement
          dated July 8, 2004, between Caneum and Pipeline Software, Inc. (13)
2.2(d)    Termination of Merger Agreement dated July 8, 2004, between
          Caneum and Pipeline Software, Inc.                             (14)
3.1       Articles of Incorporation filed March 1, 2000                   (1)
3.2       Current Bylaws                                                  (9)
3.3       Articles of Amendment filed July 10, 2000                       (2)
3.4       Certificate of Amendment filed March 5, 2003                    (3)
3.5       Certificate of Amendment filed July 21, 2003                    (4)
4.1       Form of Common Stock Certificate                                (1)
4.2       Amended 2002 Stock Option/Stock Issuance Plan*                  (8)
10.1      Promissory Note dated March 27, 2002                            (2)
10.2      Promissory Note dated May 2, 2001                               (2)
10.3      Promissory Note dated August 1, 2001                            (2)
10.4      Promissory Note dated June 14, 2002                             (3)
10.5      Promissory Note dated December 31, 2002                         (3)

10.6      Employment Agreement dated October 28, 2003, with
          Sukhbir Singh Mudan*                                            (5)
10.7      Employment Agreement dated October 28, 2003, with
          Alan S. Knitowski*                                              (5)
10.8      Employment Agreement dated October 28, 2003, with
          Robert F. Mitro*                                                (5)
10.9      Employment Agreement dated March 17, 2004, with
          Gary D. Allhusen*                                               (7)
10.10     Sublease dated July 1, 2004, with Cygni Capital LLC        Attached
10.11     Management Services Agreement dated November 1, 2003,
          with Cygni Capital LLC                                          (6)
10.12     Employment Agreement dated effective June 15, 2004,
          with Charlie Sundling                                          (10)
10.12(a)  Amendment dated September 21, 2004, to Employment
          Agreement dated effective June 15, 2004, with
          Charlie Sundling                                               (11)
10.12(b)  Amendment dated October 8, 2004, to Employment
          Agreement dated effective June 15, 2004, with
          Charlie Sundling                                               (12)
10.12(c)  Amendment dated November 17, 2004, to Employment
          Agreement dated effective June 15, 2004, with
          Charlie Sundling                                               (13)
10.12(d)  Termination of Employment Agreement dated effective
          June 15, 2004, with Charlie Sundling                           (14)
10.13     Employment Agreement dated effective June 15, 2004,
          with Raju Patel                                                (10)
10.13(a)  Amendment dated September 21, 2004, to Employment
          Agreement dated effective June 15, 2004, with Raju Patel       (11)
10.13(b)  Amendment dated October 11, 2004, to Employment
          Agreement dated effective June 15, 2004, with Raju Patel       (12)
10.13(c)  Amendment dated November 17, 2004, to Employment
          Agreement dated effective June 15, 2004, with Raju Patel       (13)
10.13(d)  Termination of Employment Agreement dated effective
          June 15, 2004, with Raju Patel                                 (14)
10.14     Investment Relations Agreement dated December 2, 2004,
          with BDR Showalter, Inc.                                   Attached
10.15     Settlement Agreement dated February 23, 2005, with
          Eric Bronk                                                 Attached
10.16     Warrant Certificate dated February 23, 2005, for
          Eric Bronk                                                 Attached
10.17     Consulting Agreement dated February 4, 2005, with
          Robert F. Mitro                                            Attached
14.1      Code of Ethics                                                  (7)
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

       * Represents management contract, or compensatory plan or arrangement required to be filed as an exhibit.

     (1) Incorporated by reference from our registration statement on Form 10-SB filed with the Securities and Exchange Commission on July 21, 2000 (File No.000-30874).
     (2) Incorporated by reference from our 2001 annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2002 (File No.000-30874).
     (3) Incorporated by reference from our 2002 annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003 (File No.000-30874).
     (4) Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003 (File No.000-30874).
     (5) Incorporated by reference from our quarterly report on Form 10-QSB for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 7, 2003 (File No.000-30874).
     (6) Incorporated by reference from our first amended registration statement on Form S-2/A filed with the Securities and Exchange Commission on December 24, 2003 (File No. 333-110373).
     (7) Incorporated by reference from our 2003 annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 (File No.000-30874).
     (8) Incorporated by reference from our current report on Form 8-K dated February 28, 2005, filed with the Securities and Exchange Commission on February 28, 2005 (File No.000-30874).
     (9) Incorporated by reference from our current report on Form 8-K dated July 28, 2004, filed with the Securities and Exchange Commission on August 4, 2004 (File No.000-30874).
     (10) Incorporated by reference from our current report on Form 8-K dated July 8, 2004, filed with the Securities and Exchange Commission on July 9, 2004 (File No.000-30874).
     (11) Incorporated by reference from our current report on Form 8-K dated September 21, 2004, filed with the Securities and Exchange Commission on September 27, 2004 (File No.000-30874).
     (12) Incorporated by reference from our current report on Form 8-K dated October 8, 2004, filed with the Securities and Exchange Commission on October 14, 2004 (File No.000-30874).
     (13) Incorporated by reference from our current report on Form 8-K dated November 17, 2004, filed with the Securities and Exchange Commission on November 23, 2004 (File No.000-30874).
     (14) Incorporated by reference from our current report on Form 8-K dated January 4, 2005, filed with the Securities and Exchange Commission on January 5, 2004 (File No.000-30874).

               ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The review of our financial statements included in our quarterly reports on Form 10-QSB for the first three quarters of 2003, were performed by Chisholm, Bierwolf & Nilson LLC, our former independent auditors. Haskell & White LLP has served as our independent auditors for the years ended December 31, 2004 and 2003.

     Audit Fees. The aggregate fees incurred for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2004 and 2003, and the review of the financial statements included in our Forms 10-QSB for the fiscal years ended December 31, 2004 and 2003, were $36,500 and $19,600, respectively.

     Audit-Related Fees. Except as disclosed above, no fees were billed to us during the fiscal years ended December 31, 2004 or 2003, for assurance and related services by our auditors that were reasonably related to the performance of the audit or review of our financial statements.

     Tax Fees. The aggregate fees incurred by us for tax compliance, tax consulting, and tax planning services by our auditors for the fiscal years ended December 31, 2004 and 2003, were $5,920 and $3,000, respectively. The foregoing tax-related services include review and preparation of tax returns.

     All Other Fees. During the year ended December 31, 2004, the audit fees billed by our auditors for the audit of the Pipeline Software, Inc. financial statements were $48,300. In addition, our auditors billed us $8,590 for assistance with the related proxy statement and SEC comments in the Pipeline transaction. No other fees were incurred during 2004 and 2003 for services rendered to us by our auditors, other than those services covered in the sections captioned "Audit Fees," "Audit-Related Fees," and "Tax Fees."

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

                                        Caneum, Inc.

Date:  March 31, 2005                   By: /s/ Sukhbir Singh Mudan
                                        Sukhbir Singh Mudan, President
                                        (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 31, 2005                   /s/ Sukhbir Singh Mudan
                                        Sukhbir Singh Mudan, Director and
                                        Treasurer (Principal Financial
                                        Officer, and Principal Accounting
                                        Officer)


Date:  March 31, 2005                   /s/ Douglas Wadkins
                                        Douglas Wadins, Director

Date:  March 31, 2005                   /s/ Avtar Signh Ranshi
                                        Dr. Avtar Singh Ranshi, Director

Date:  March 31, 2005                   /s/ Robert F. Mitro
                                        Robert F. Mitro, Director

Date:  March 31, 2005                   /s/ Alan S. Knitowski
                                        Alan S. Knitowski, Director