Form 10QSB
period 2005-03-31
CANEUM INC
filed 2005-05-16
CIK 1118961

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2005

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 5, 2005, there were 4,417,326 shares of our common stock outstanding.

                                  PART I
                           FINANCIAL INFORMATION

Item 1.  Financial Statements


                             Table of Contents

                 For the three months ended March 31, 2005



                                                                       Page
Financial Statements

  Balance Sheets - Assets                                                 3

  Balance Sheets - Liabilities and Stockholders' Equity                   4

  Statements of Operations and Comprehensive Loss                         5

  Statements of Cash Flows                                                6

  Notes to Financial Statements                                           7

                               CANEUM, INC.

                              Balance Sheets

                As of March 31, 2005 and December 31, 2004


                                    ASSETS
                                                      March 31,    December 31,
                                                         2005          2004
                                                     -----------   -----------
                                                      Unaudited
CURRENT ASSETS
  Cash and cash equivalents                          $   124,642   $   506,790
  Accounts receivable, net of allowance for doubtful
    accounts of $10,446 for 2005 and 2004
    respectively                                         215,757       102,083
  Prepaid expenses and other assets                       15,000        15,000
                                                      ----------    ----------
     TOTAL CURRENT ASSETS                                355,399       623,873
                                                      ----------    ----------
FIXED ASSETS
  Software                                                   100           100
    Less accumulated depreciation                           (100)         (100)
                                                      ----------    ----------
     TOTAL FIXED ASSETS                                     -             -
                                                      ----------    ----------
     TOTAL ASSETS                                    $   355,399   $   623,873
                                                      ==========    ==========


               See accompanying notes to financial statements.

                               CANEUM, INC.

                As of March 31, 2005 and December 31, 2004


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         2004          2003
                                                     -----------   -----------
CURRENT LIABILITIES
  Accounts payable and accrued liabilities           $    72,679   $   130,339
  Accrued payroll and related expenses                    79,734       103,543
                                                      ----------    ----------
     TOTAL CURRENT LIABILITIES                           152,413       233,882
                                                      ----------    ----------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)

STOCKHOLDERS' EQUITY (Notes 5 and 7)
  Common stock, 100,000,000 shares authorized
    at $.001 par value: 4,417,326 and 4,358,271 shares
    issued and outstanding, respectively                   4,417         4,358
  Additional paid in capital                           2,439,354     2,124,490
  Accumulated deficit                                 (2,240,785)   (1,738,857)
                                                      ----------    ----------
     TOTAL STOCKHOLDERS' EQUITY                          202,986       389,991
                                                      ----------    ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   355,399   $   623,873
                                                      ==========    ==========


               See accompanying notes to financial statements.

                                 CANEUM, INC.

               Statements of Operations and Comprehensive Loss

                                                       For the quarter ended
                                                     -------------------------
                                                      March 31,     March 31,
                                                         2005          2004
                                                     -----------   -----------
                                                     (unaudited)   (unaudited)

REVENUE                                              $   204,522   $    84,124

COST OF REVENUE                                          137,938        55,431
                                                      ----------    ----------
     GROSS PROFIT                                         66,584        28,693

OPERATING EXPENSES                                       568,705       196,027
                                                      ----------    ----------
     LOSS FROM OPERATIONS                               (502,121)     (167,334)
                                                      ----------    ----------
OTHER INCOME (EXPENSE)
  Other income                                              -            4,488
  Realized losses from the sales of securities              -          (10,711)
  Dividend income                                           -               22
  Interest income                                            993           897
                                                      ----------    ----------
     TOTAL OTHER INCOME (EXPENSE)                            993        (5,304)
                                                      ----------    ----------
     LOSS BEFORE INCOME TAX                             (501,128)     (172,638)

     INCOME TAX EXPENSE                                     (800)         -
                                                      ----------    ----------
          NET LOSS                                   $  (501,928)  $  (172,638)
                                                      ==========    ==========


LOSS PER COMMON SHARE-Basic and Diluted                    (0.11)        (0.04)


SHARES USED IN EARNINGS PER SHARE CALCULATIONS
  WEIGHTED AVERAGE COMMON SHARES                       4,405,277     4,010,000


OTHER COMPREHENSIVE INCOME (LOSS)
  NET LOSS                                           $  (501,928)  $  (172,638)
  OTHER COMPREHENSIVE INCOME (LOSS):
    Unrealized loss on available-for-sale
     securities (Note 3)                                    -          (33,518)
                                                      ----------    ----------
          COMPREHENSIVE LOSS                         $  (501,928)  $  (206,156)
                                                      ==========    ==========


               See accompanying notes to financial statements.

                                 CANEUM, INC.

                           Statement of Cash Flows

                                                            For the quarter ended
                                                         ----------------------------
                                                           March 31,       March 31,
                                                             2005            2004
                                                         ------------    ------------
                                                         (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                              $   (501,928)   $   (172,638)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Stock-based compensation expense                          183,646           4,062
    Expenses paid by stock issuance                             9,077            -
    Realized loss on sale of securities                          -             10,711
    Increase in accounts receivable                          (113,674)        (48,683)
    (Decrease) Increase in accounts payable
      and accrued liabilities                                 (57,660)          3,518
    Increase in accrued payroll and related expenses           58,391            -
                                                          -----------     -----------
     NET CASH FLOWS USED BY OPERATING ACTIVITIES             (422,148)       (203,030)
                                                          -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of available-for-sale securities                     -           (203,556)
  Proceeds from available-for-sale securities                    -            162,716
                                                          -----------     -----------
     NET CASH FLOWS USED BY INVESTING ACTIVITIES                 -            (40,840)
                                                          -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                            40,000            -
                                                          -----------     -----------
     NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES           40,000            -
                                                          -----------     -----------
     NET (DECREASE) IN CASH AND CASH EQUIVALENTS             (382,148)       (243,870)

     CASH AND CASH EQUIVALENTS,
     BEGINNING OF THE PERIOD                                  506,790         781,387
                                                          -----------     -----------
     CASH AND CASH EQUIVALENTS,
     END OF THE PERIOD                                   $    124,642    $    537,517
                                                          ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Stock issued to satisfy accrued expenses               $     82,200    $       -

  Cash paid during the period for interest               $       -       $       -

  Cash paid for taxes                                    $        800    $       -

               See accompanying notes to financial statements.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2005, and the results of its operations for the three months ended March 31, 2005, and March 31, 2004, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

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

     During the quarters ended March 31, 2005, and March 31, 2004, the Company had three and two customers that each accounted for at least 10% of the Company's revenue. As of March 31,

2005, and December 31, 2004, three customers, each accounted for at least 10% of accounts receivable.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2005 and December 31, 2004, the Company had $134,737 and $411,642,
respectively, on deposit that exceeded federally insured limits.

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

     As of March 31, 2005, the Company has one stock-based compensation plan, which is described more fully in Note 5. The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to employee stock options.

                                                  For the quarter ended
                                                 ------------------------
                                                  March 31,     March 31,
                                                    2005          2004
                                                 ----------    ----------
     Net loss as reported                       $  (501,928)  $  (172,638)

     Stock based compensation deducted in
      arriving at net loss as reported              183,646         4,062
                                                 ----------    ----------
                                                   (318,282)     (168,576)
     Stock based compensation determined
      under the fair value method                   397,800        32,162
                                                 ----------    ----------
     Net Loss, pro-forma                        $  (716,082)  $  (200,738)
                                                 ==========    ==========

     Net loss per share, as reported            $     (0.11)  $     (0.04)

     Net loss per share, pro forma              $     (0.16)  $     (0.05)



     The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

                                    For the quarter ended
                                   ------------------------
                                    March 31,     March 31,
                                      2005          2004
                                   ----------    ----------
     Volatility                     178.33%        43.35%
     Risk free Interest rate          4.50%         4.00%
     Expected life of Options      4-5 years      4-5 years

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

Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS
No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At March 31, 2005, and December 31, 2004, management believes that the carrying amounts of cash and cash equivalents and accounts payable approximate fair value because of the short maturity of these financial instruments.

Accounting For Income Taxes

     The Company follows SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statements and the tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Earnings (Loss) Per Share

     Basic earnings (loss) per share includes no dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Such shares are not included when there is a loss as the effect would be anti-dilutive. At March 31, 2005, and December 31, 2004, the Company had 4,710,000 and 3,990,000 of options and warrants outstanding.
These securities are potentially dilutive securities.

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

     Among the other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must, at a minimum, apply the unmodified provisions of the Interpretation to entities that were previously considered "special-purpose entities" in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. As of March 31, 2005, and December 31, 2004, management believes that the Company is not the primary beneficiary of any VIE's.

     In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised), Shared-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123R requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for award. Currently, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members. This standard requires the expensing of all share-based compensation including options, using the fair value based method. The effective date of this standard for the Company will be January 1, 2006. Management is currently assessing the impact that this new standard will have on the Company's financial statements.

NOTE 3 - AVAILABLE-FOR-SALE EQUITY SECURITIES

     At March 31, 2005, and December 31, 2004, the Company had $0 of available-for-sale equity securities.

NOTE 4 - RELATED PARTY TRANSACTIONS

     During the quarter ended March 31, 2005, the Company had the following transactions with entities whose principals and/or directors are shareholders of the Company:

Rent

     The Company subleases space from Cygni Capital, LLC, whose principal is a shareholder of the Company. The current rent is $1,800 per month. The total rent expense under this agreement was $5,400 for the quarter ended March 31, 2005, and $1,500 for the quarter ended March 31, 2004. This agreement is on a month-to-month term.

Management Services Agreement

     The Company has retained Cygni Capital, LLC, whose principal is a shareholder of the Company, to perform certain management services. These services include, but are not limited to reception, telephone, janitorial, bookkeeping and general office services. The current service agreement is for $450 per month. The total expense pursuant to this agreement was $1,350 for the quarter ended March 31, 2005, and $6,000 for the quarter ended March 31, 2004. This agreement is on a month-to-month term.

Consulting Services

     The Company had retained Cygni Capital, LLC, whose principal is a shareholder of the Company, to perform certain consulting services. These services are professional in nature and include, but are not limited to document preparation and consulting services. The current agreement is $5,000 per month. The total expense pursuant to this agreement was $15,000 for the quarter ended March 31, 2005, and $15,000 for the quarter ended March 31, 2004. This agreement is on a month-to-month term.

Investor Relations

     Jason Daggett (a former Director) is the President of The Liquid Group, Inc., which has a one year agreement through January 2006 to provide Investor Relations and Public Relations services at $7,500 per month.
Cygni Capital, LLC (above) owns a 50% non-managing interest in The Liquid Group and Mr. Daggett is a Vice-President and minority non-managing member of Cygni Capital, LLC. In addition, The Liquid Group, through its affiliates, has conducted other public relations and promotional activities for Caneum. The amount paid to The Liquid Group or its affiliates pursuant to these agreements was $32,000 for the quarter ended March 31, 2005, and $6,000 for the quarter ended March 31, 2004.

NOTE 5 - STOCK PLAN

     On December 18, 2002, the Company's Board of Directors and shareholders adopted the 2002 Stock Option/Stock Issuance Plan (the "Plan"). The Plan was approved by shareholders effective June 12, 2003. The purpose of the Plan is to provide eligible persons an opportunity to acquire a proprietary interest in the Company and as an incentive to remain in the service of the Company.

     There are 7,500,000 shares of common stock authorized for nonstatutory and incentive stock options and stock grants under the Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.

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

     A summary of the status of the plan and changes for the quarters ended March 31, 2005 and 2004, are presented below :

                                       For the quarter ended          For the quarter ended
                                           March 31, 2005                 March 31, 2004
                                    -----------------------------  -----------------------------
                                                 Weighted-Average               Weighted-Average
                                      Shares      Exercise Price     Shares      Exercise Price
                                    -----------  ----------------  -----------  ----------------
Outstanding at beginning of period   3,990,000        $0.67         3,037,500        $0.56

Granted                                670,000        $2.24           750,000        $0.75
                                     ---------                      ---------
Outstanding at March 31              4,660,000        $0.89         3,787,500        $0.59
                                     =========                      =========

Options exercisable at March 31      3,191,250                      1,081,250

Weighted-average fair value of
  options granted during the period      $2.24                          $0.51

     The following table summarizes information about the options outstanding at March 31, 2005:


                               Options Outstanding                    Options Exercisable
                 -----------------------------------------------  -----------------------------
                   Number     Weighted-Average                      Number
   Range of      Outstanding     Remaining      Weighted-Average  Exercisable  Weighted-Average
Exercise Prices  at 3/31/05   Contractual Life  Exercise Prices   at 3/31/05    Exercise Price
---------------  -----------  ----------------  ----------------  -----------  ----------------
 $0.00 - $1.00    3,855,000       4 years            $0.60         3,141,250        $0.58

 $1.00 - $2.00      125,000       5 years            $1.50              -           $0.00

 $2.00 - $3.00      680,000       5 years            $2.44            50,000        $2.70
                  ---------                                        ---------
 $0.00 - $3.00    4,660,000       4 years            $0.89         3,191,250        $0.61
                  =========                                        =========

In addition to the options discussed above, the Company has one outstanding warrant for 50,000 shares at $0.75 each.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Employment Contracts

     On October 28, 2003, the Company's Compensation Committee approved employment agreements with the Company's President, Sukhbir Singh Mudan, and with the Company's Chairman, Alan S. Knitowski. The following description sets forth the material individual terms of these agreements:

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

     On March 4, 2005, the Company's Compensation Committee approved a consulting agreement with the Company's Vice-Chairman, Robert F. Mitro. Mr. Mitro originally provided services pursuant to an employment agreement approved on October 28, 2003, which was replaced by the current consulting agreement. The initial period of the consulting agreement for Mr. Mitro is until October 23, 2006.
Mr. Mitro will provide services at the request of the President, CEO, or the board, relating to strategic planning, corporate and product development, and general business and financial matters, and at least initially will serve as Vice-Chairman. He will not be required to devote in excess of 25% of his time to these duties. His base salary is $60,000 per annum, payable in common stock at a price per share equal to the average bid price of the Company's common stock for the prior 20 business days prior to the end of each month. Pursuant to his original employment agreement, Mr. Mitro received options to purchase 750,000 shares at $.55 per share as additional compensation for entering into the agreement.

NOTE 7 - COMMON STOCK

     The Company issued 2,682 shares at $1.52 and 3,226 shares at $1.55 to a consultant for services rendered in February and March
2005.

     On February 11, 2005, the Company issued 33,147 shares as payment of the executive bonus which was earned in 2004. The value of the bonus was $82,200.

     On January 26, 2005, in connection with a private placement, the Company issued 20,000 shares of common stock for cash at $2.00 per share.

     On March 7, 2005 the Company issued a term sheet in connection with a private placement of up to 1,200,000 shares of common stock to be issued at a staggered discount price per share to the average 20 trading day closing price with a minimum price of $1.25 per share. No funds were raised from this offering prior to March 31, 2005.

Item 2.  Management's Discussion and Analysis and Plan of Operation

     The following discussion should be read in conjunction with our financial statements and related notes thereto as filed with the Securities and Exchange Commission.

Background

     We are a global provider of business process and information technology outsourcing products and services across vertical industries including technology, energy, government, education and healthcare. We provide a suite of business strategy and planning capabilities to assist customers with their 'make versus buy' decisions in the areas of data, network, product development, product maintenance and customer support, and fulfill our services in-house, onshore, near-shore, and offshore, depending on the business goals and objectives of our global customers. In parallel, we are opportunistically pursuing accretive acquisitions within our core outsourcing product and service suite in order to broaden our core capabilities, expand our customer base and supplement our organic growth.

     On July 8, 2004, we entered into a merger agreement with Pipeline Software, Inc., a California corporation. The agreement provided for Pipeline to be merged with and into our company. During the fourth quarter of 2004 the merger agreement was terminated. As a result of the termination Caneum expensed $136,866 in costs associated with the transaction in 2004. These costs were legal and accounting fees related to the audit of Pipeline and the submission and review of financial information.

     We plan to continue to grow in two ways: first, through the further sales and marketing of our business process and information technology outsourcing services, and second, through the acquisition of other business process and information technology outsourcing companies that add to our core capabilities and our available customer base to sell outsourcing products and services.

Critical Accounting Policies

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to our critical accounting policies for the quarter ended March 31, 2005.

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

Results of Operations

     During the quarter ended March 31, 2005, revenues increased 143%, to $204,522 versus

$84,124 for the comparative quarter ended March 31, 2004. The increase in revenue is due to the additional orders generated from new and existing customers.

     Our cost of revenue earned increased 148%, to $137,938 for the quarter ended March 31, 2005, versus $55,431 for the comparative quarter ended March 31, 2004. The increase in costs reflects the subcontractor and other direct costs associated with the increased revenue.

     The resulting gross profit for the quarter ended March 31, 2005, increased 132% to $66,584 versus $28,693 for the comparative quarter ended March 31, 2004. The gross margin is lower at 32.5% for the current quarter versus 34.1% during the comparative quarter. Management believes that the current quarter reflects a more normal operating cycle. The comparative quarter in comparison has one customer that accounted for $64,267 (76.4%) of the total revenue, so the margin was the largely dependent on this one contract.

     Our operating expenses for the quarter ended March 31, 2005, increased 190%, to $568,705 versus $196,027 for the quarter ended March 31, 2004. The increased operating expenses resulted from the creation of an organization to support the current and future activities of the Company. The major components of operating expense were payroll and related taxes, benefits and bonuses of $202,854, investor relations of $40,018 and compensation expense related to non-employee stock options of $183,646. During the quarter ended March 31, 2004, the equivalent costs were $92,951, $12,000 and $4,062, respectively.

     Management has not yet determined the amount of revenues and expenses estimated for 2005, but anticipate that they will increase progressively.

Liquidity and Capital Resources

     As of March 31, 2005, cash decreased by 75%, to $124,642 from $506,790 at December 31, 2004. This is a decrease of $382,148 in cash and cash equivalents for the three months ended March 31, 2005. The decrease in cash and cash equivalents consists of cash used in operations of $422,148. The Company also received $40,000 from the sale of stock in connection with a private placement.

     Working capital decreased 48%, to $202,986 at March 31, 2005, as compared with working capital of $389,991 at December 31, 2004. This decrease in working capital was a result primarily of cash absorbed by operations. To mitigate the decreasing working capital, the Company had elected to raise additional funds. On March 7, 2005, the Company had issued a term sheet in connection with a private placement of up to 1,200,000 shares of common stock at a staggered discount price per share related to the 20 day moving average closing price with a minimum of $1.25 per share. To date the Company has received subscriptions of $150,000.

     Management believes that with revenues generated from operations, together with funds generated from the sale of our common stock, we will have sufficient cash to satisfy existing operating cash needs and working capital requirements during 2005. Generating modest additional revenues, we estimate that our cash on hand, together with the additional offering of $1,500,000 would enable us to meet our cash flow requirements for the next twelve months. Any additional funds from operations would likely extend this estimated period.

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

Off-Balance Sheet Arrangements

     During the three months ended March 31, 2005, we did not engage in any off-balance sheet arrangements.

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

     Among the other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must, at a minimum, apply the unmodified provisions of the Interpretation to entities that were previously considered "special-purpose entities" in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. As of March 31, 2005 and December 31, 2004, management believes that the Company is not the primary beneficiary of any VIE's.

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

Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     Under current SEC guidelines, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") will be effective for the Company's year ending December 31, 2006. In order to comply with the Act, the Company will undertake a comprehensive effort, which includes documentation and testing of the design and operation of its internal control using the guidelines established by Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of these activities, the Company may identify certain internal control matters that management believes should be improved. These improvements, if necessary, will likely include furthur formalization of existing policies and procedures, improved segregation of duties, additional information technology systems controls and additional monitoring controls. Although management does not believe that any of these matters will result in material weaknesses being identified in the Company's internal control as defined by the Public Company Accounting Oversight Board (United States), no assurances can be given regarding the outcome of these efforts at the present time.

                                  PART II
                             OTHER INFORMATION

Item 2.  Changes in Securities

     During the quarter ended March 31, 2005, the following securities were sold by us without registering the securities under the Securities Act:

  * In February 2005 we entered into a consulting agreement with Robert Mitro, one of our directors, to provide consultation relating to general business and financials matters. As part of the consideration to be paid for such services, we agreed to issue shares of our common stock at the rate of $5,000 per month. The monthly fee is payable in shares of restricted stock at a price per share equal to the average closing bid (or sale if reported) price of the shares in the public trading market for the twenty trading days immediately preceding the first of the following month. For services rendered for the quarter ended March 31, 2005, we issued 2,682 shares valued at $1.52 per share, and 3,226 shares valued at $1.55 per share. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of
     Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Mitro represented that he was an accredited investor as defined in Rule 501 of Regulation D at the time of issuance. He delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the certificates. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Mitro represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the grants. No underwriting discounts or commissions were paid in connection with the grant.

  * In January 2005 we granted options to Mahesh Shah to purchase a total of 500,000 shares at $2.38 per share for acceptance as a vice-president of the IT Services Group. In February 2005,
     Mr. Shah was granted additional options to purchase 125,000 shares at $1.50. All of these options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Shah represented that he was a spohisticated investor at the time of the granting. He delivered appropriate investment representations with respect to the grant and consented to the imposition of restrictive legends upon the documents evidencing the options. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Shah represented that he was provided access to information similar to the type of information which would be included in a prospectus and was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the grants.
     No underwriting discounts or commissions were paid in connection with the grants.

  * On March 14, 2005, we initiated an offering of up to 1,200,000 shares of common stock for gross proceeds of $1,500,000. These shares are being sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. As of the date of this quarterly report the following shares have been sold:

                                         Number
          Name                           of Shares   Amount
          ----                           ---------   ------
          Lorie Bright                   19,716      $25,000
          Charles Eckel & Laura Fraser   20,000      $25,000
          Robert F. Mitro Living Trust   40,000      $50,000
          Russell Richenberg             19,605      $25,000
          Todd Wilson                    19,860      $25,000

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

Item 4.  Submission of Matters to a Vote of Security Holders

     In a Current Report on Form 8-K dated February 28, 2005, and filed with the Commission on February 28, 2005, we reported the results of a special meeting of shareholders and provided the following information:

     On February 28, 2005, a special meeting of the shareholders of Caneum was held to consider whether or not to amend Caneum's 2002 Stock Option/Stock Issuance Plan by increasing the number of shares authorized under the plan from 3,000,000 to 7,500,000. As of the record date for the meeting, January 7, 2005, there were 4,358,042 shares of common stock outstanding. At the meeting shareholders owning 2,537,784, or approximately 58% of the outstanding shares as of the record date, were present in person or represented by proxy at the meeting. All of the shares present voted in favor of the proposal.
No votes were cast against the proposal or abstained, and there were no abstentions or broker non-votes. As a result of the votes cast at the meeting, Caneum's 2002 Stock Option/Stock Issuance Plan was amended to increase the number of shares authorized under the plan from 3,000,000 to 7,500,000 effective as of the date of the meeting.

Item 6.  Exhibits

     (a) Exhibits. The following exhibits are included as part of this report:

     Exhibit   Description
     31.1      Rule 13a-14(a) Certification by Principal Executive Officer
     31.2      Rule 13a-14(a) Certification by Principal Financial Officer
     32        Section 1350 Certification of Principal Executive Officer
               and Principal Financial Officer

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Caneum, Inc.

Date:  May 16, 2005           By:  /s/ Sukhbir Singh Mudan
                                   Sukhbir Singh Mudan, President
                                   and Treasurer (Principal executive
                                   officer, principal financial officer,
                                   and chief accounting officer)