Form 10QSB
period 2005-06-30
CANEUM INC
filed 2005-08-15
CIK 1118961

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2005

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 11, 2005, there were 4,744,911 shares of our common stock outstanding.

                                    PART I

                            FINANCIAL INFORMATION

Item 1.  Financial Statements


                              Table of Contents

                 For the Periods ended June 30, 2005 and 2004


                                                                     Page

     Balance Sheets - Assets                                           3

     Balance Sheets - Liabilities and Stockholders' Equity             4

     Statements of Operations and Comprehensive Loss                   5

     Statements of Cash Flows                                          6

     Notes to Financial Statements                                     7

                                 CANEUM, INC.

                               Balance Sheets

            As of June 30, 2005 (unaudited) and December 31, 2004

                                    ASSETS
                                                      June 30,     December 31,
                                                        2005          2004
                                                     -----------   -----------
                                                     (unaudited)

CURRENT ASSETS
  Cash and cash equivalents                          $   271,401   $   506,790
  Accounts receivable, net of allowance for doubtful
    accounts of $10,446 for 2005 and 2004,
    respectively                                         395,095       102,083
  Deferred costs                                          17,000          -
  Prepaid expenses and other assets                       26,045        15,000
                                                      ----------    ----------
     TOTAL CURRENT ASSETS                                709,541       623,873
                                                      ----------    ----------
FIXED ASSETS
  Software                                                 7,371           100
    Less accumulated depreciation                           (100)         (100)
                                                      ----------    ----------
     TOTAL FIXED ASSETS                                    7,271          -
                                                      ----------    ----------
     TOTAL ASSETS                                    $   716,812   $   623,873
                                                      ==========    ==========

               See accompanying notes to financial statements.

                                 CANEUM, INC.

            As of June 30, 2005 (unaudited) and December 31, 2004

                                                      June 30,     December 31,
                                                        2005          2004
                                                     -----------   -----------
                                                     (unaudited)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities           $   269,655   $   130,339
  Accrued payroll and related expenses                    86,132       103,543
                                                      ----------    ----------
     TOTAL CURRENT LIABILITIES                           355,787       233,882
                                                      ----------    ----------

COMMITMENTS AND CONTINGENCIES (Notes 3, 6 and 7)

STOCKHOLDERS' EQUITY (Notes 4 and 5)
  Common stock, 100,000,000 shares authorized
    at $.001 par value: 4,727,444 and 4,358,271 shares
    issued and outstanding, respectively                   4,727         4,358
  Preferred stock, 20,000,000 shares authorized
    at $.001 par value; 0 shares issued and
    outstanding                                             -             -
  Additional paid in capital                           2,973,599     2,124,490
  Accumulated deficit                                 (2,617,301)   (1,738,857)
                                                      ----------    ----------
     TOTAL STOCKHOLDERS' EQUITY                          361,025       389,991
                                                      ----------    ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   716,812   $   623,873
                                                      ==========    ==========

               See accompanying notes to financial statements.

                                 CANEUM, INC.

         Statements of Operations and Comprehensive Loss (Unaudited)

                                                      Three months ended              Six months ended
                                                   -------------------------     -------------------------
                                                    June 30,       June 30,       June 30,       June 30,
                                                      2005           2004           2005           2004
                                                   -----------   -----------     -----------   -----------
                                                   (unaudited)   (unaudited)     (unaudited)   (unaudited)

REVENUE                                            $   435,382   $   129,914     $   639,904   $   214,039

COST OF REVENUE                                        338,064        63,937         476,002       117,320
                                                    ----------    ----------      ----------    ----------
     GROSS PROFIT                                       97,318        65,977         163,902        94,719

OPERATING EXPENSES                                     474,120       263,869       1,042,825       461,946
                                                    ----------    ----------      ----------    ----------
     LOSS FROM OPERATIONS                             (376,802)     (197,892)       (878,923)     (365,227)
                                                    ----------    ----------      ----------    ----------
OTHER INCOME (EXPENSE)
  Other income                                            -           33,346            -           37,834
  Realized losses from the sales of securities            -             -               -          (10,695)
  Dividend income                                         -             -               -               22
  Interest income                                          286           950           1,279         1,831
                                                    ----------    ----------      ----------    ----------
     TOTAL OTHER INCOME (EXPENSE)                          286        34,296           1,279        28,992
                                                    ----------    ----------      ----------    ----------
     LOSS BEFORE INCOME TAX                           (376,516)     (163,596)       (877,644)     (336,235)

     INCOME TAX EXPENSE                                   -             -               (800)         -
                                                    ----------    ----------      ----------    ----------
          NET LOSS                                 $  (376,516)  $  (163,596)    $  (878,444)  $  (336,235)
                                                    ==========    ==========      ==========    ==========


LOSS PER COMMON SHARE-Basic and Diluted                  (0.08)        (0.04)          (0.20)        (0.08)


SHARES USED IN EARNINGS PER SHARE CALCULATIONS
  WEIGHTED AVERAGE COMMON SHARES                     4,545,645     4,017,837       4,468,765     4,013,918


OTHER COMPREHENSIVE INCOME (LOSS)
  NET LOSS                                         $  (376,516)  $  (163,596)    $  (878,444)  $  (336,235)

  OTHER COMPREHENSIVE INCOME (LOSS):
    Unrealized loss on available-for-sale
     securities (Note 3)                                  -           (8,933)           -          (42,451)
                                                    ----------    ----------      ----------    ----------
          COMPREHENSIVE LOSS                       $  (376,516)  $  (172,529)    $  (878,444)  $  (378,685)
                                                    ==========    ==========      ==========    ==========

               See accompanying notes to financial statements.

                                 CANEUM, INC.

                           Statements of Cash Flows

                                                           For the six months ended
                                                         ----------------------------
                                                           June 30,        June 30,
                                                             2005            2004
                                                         ------------    ------------
                                                         (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                              $   (878,444)   $   (336,235)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Stock-based compensation expense                          328,201          40,760
    Expenses paid by stock issuance                            24,077            -
    Receipt of stock for services                                -            (32,500)
    Increase in accounts receivable                          (293,012)        (33,926)
    Increase in deferred costs                                (17,000)           -
    Increase in prepaid expenses and other assets             (11,045)           -
    Increase in accounts payable
      and accrued liabilities                                 139,316          49,442
    Increase in accrued payroll and related expenses           64,789           -
                                                          -----------     -----------
     NET CASH FLOWS USED BY OPERATING ACTIVITIES             (643,118)       (312,459)
                                                          -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of available-for-sale securities                     -           (266,366)
  Proceeds from available-for-sale securities                    -            146,956
  Capitalized acquisition costs                                  -            (15,855)
  Developemtn of software for internal use                     (7,271)           -
                                                          -----------     -----------
     NET CASH FLOWS USED BY INVESTING ACTIVITIES               (7,271)       (135,265)
                                                          -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                           415,000            -
                                                          -----------     -----------
     NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES          415,000            -
                                                          -----------     -----------
     NET (DECREASE) IN CASH AND CASH EQUIVALENTS             (235,389)       (447,724)

     CASH AND CASH EQUIVALENTS,
     BEGINNING OF THE PERIOD                                  506,790         781,387
                                                          -----------     -----------
     CASH AND CASH EQUIVALENTS,
     END OF THE PERIOD                                   $    271,401    $    333,663
                                                          ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Stock issued to satisfy accrued expenses               $     82,200    $       -
                                                          ===========     ===========
  Cash paid during the period for interest               $       -       $       -
                                                          ===========     ===========
  Cash paid for taxes                                    $        800    $       -
                                                          ===========     ===========

               See accompanying notes to financial statements.

                                 CANEUM, INC.

                      Notes to the financial statements

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

During the quarter and six months ended June 30, 2005, the Company had one and three customers respectively that each accounted for at least
10% of the Company's revenue. For the corresponding periods in 2004 the Company had five and three customers that each accounted for 10% of sales.

As of June 30, 2005, and December 31, 2004, two and three customers, respectively, each accounted for at least 10% of accounts receivable.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2005, and December 31, 2004, the Company had approximately $172,598 and $411,642, respectively, on deposit that exceeded federally insured limits.

                                 CANEUM, INC.

                      Notes to the financial statements

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

As of June 30, 2005, the Company has one stock-based compensation plan, which is described more fully in Note 5. The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to employee stock options.

                                         Three months ended           Six months ended
                                      ------------------------    ------------------------
                                       June 30,      June 30,      June 30,      June 30,
                                         2005          2004          2005          2004
                                      ----------    ----------    ----------    ----------
Net loss as reported                 $  (376,516)  $  (163,596)  $  (878,444)  $  (336,235)

Stock based compensation deducted in
 arriving at net loss as reported        144,555        36,698       328,201        40,760
                                      ----------    ----------    ----------    ----------
                                        (231,961)     (126,898)     (550,243)     (295,475)
Stock based compensation determined
 under the fair value method             470,082       215,510       890,882       247,672
                                      ----------    ----------    ----------    ----------
Net Loss, pro-forma                  $  (702,043)  $  (342,408)  $(1,441,125)  $  (543,147)
                                      ==========    ==========    ==========    ==========

Net loss per share, as reported      $     (0.08)  $     (0.04)  $     (0.20)  $     (0.08)

Net loss per share, pro forma        $     (0.15)  $     (0.09)  $     (0.32)  $     (0.14)

The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

                                 CANEUM, INC.

                      Notes to the financial statements

                              Three months ended          Six months ended
                           ------------------------   ------------------------
                            June 30,      June 30,     June 30,      June 30,
                              2005          2004         2005          2004
                           ----------    ----------   ----------    ----------
Volatility                   55.65%        43.35%      116.99%        43.35%
Risk free Interest rate       4.00%         4.00%        4.25%         4.00%
Expected life of Options   4-5 years      4-5 years   4-5 years      4-5 years

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

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At June 30, 2005, and December 31, 2004, management believes that the carrying amounts of cash and cash equivalents, investments in securities and accounts payable approximate fair value because of the short maturity of these financial instruments.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Such shares are not included when there is a loss as the effect would be anti-dilutive. At June 30, 2005, and December 31, 2004, the Company had 5,266,250 and 4,892,500 of options and warrants outstanding, respectively. These instruments are potentially dilutive securities.

                                 CANEUM, INC.

                      Notes to the financial statements

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

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No.123 (Revised), Shared-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123R requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for award. Currently, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members. This standard requires the expensing of all share-based compensation including options, using the fair value based method. The effective date of this standard for the Company will be January 1, 2006. Management is currently assessing the impact that this new standard will have on the Company's financial statements, however, we expect that we will recognize larger stock based compensation charges as a result of this new standard.


NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2005, the Company had outstanding the following transactions with entities whose principals and/or directors are shareholders of the Company:

Rent

The Company subleases space from Cygni Capital, LLC, whose principal is a shareholder of the Company. The current rent is $1,800 per month. The rent expense under this agreement was $5,200 and $10,600 for the quarter and six months ended June 30, 2005. The comparative expense was $4,750 and $6,250 for the quarter and six months ended June 30, 2004. This agreement is on a month-to-month term and the rent varies with the amount of space subleased by Caneum.

Management Services Agreement

The Company has retained Cygni Capital, LLC, whose principal is a shareholder of the Company, to perform certain management services.
These services include, but are not limited to reception, telephone, janitorial, bookkeeping and general office services. The current service agreement is for $450 per month. The total expense pursuant to this agreement was $1,350 and $2,700 for the quarter and six months ended
June 30, 2005. The comparative expense was $1,350 and $7,350 for the quarter and six months ended June 30, 2004. This agreement is on a month-to-month term

                                 CANEUM, INC.

                      Notes to the financial statements


and the expense incurred has reduced as Caneum's staff has undertaken some of these services previously provided by Cygni Capital, LLC.

Consulting Services

The Company had retained Cygni Capital, LLC, whose principal is a shareholder of the Company, to perform certain consulting services. These services are professional in nature and include, but are not limited to, document preparation and consulting services. The total expense pursuant to this agreement was $15,000 and $30,000 for the quarter and six months ended June 30, 2005. The comparative expense was $15,000 and $25,000 for the quarter and six months ended June 30, 2004. This agreement is on a month-to-month term.

Investor Relations

Jason Daggett (a former Director) is the President of The Liquid Group, which has a renewable agreement currently through January 2006 to provide Investor Relations and Public Relations services at $7,500/month. Cygni Capital, LLC (above) owns a 50% non-managing interest in The Liquid Group and Mr. Daggett is a VP and minority non-managing member of Cygni Capital, LLC. In addition, The Liquid Group, through its affiliates, has conducted other public relations and promotional activities for Caneum. The amount paid to The Liquid Group or its affiliates pursuant to these agreements was $30,500 and $62,500 for the quarter and six months ended June 30, 2005, and $6,000 and $25,500 for the quarter and six months ended June 30, 2004.

Revenue

The Company has been retained by Trycera Financial, Inc., a Company with a common director, to perform certain consulting services. These services are operational in nature and include, but are not limited to, outsourced business processes and marketing and consulting services. The total revenue pursuant to this agreement was $720 and $5,098 for the quarter and six months ended June 30, 2005. There were no services performed in the comparative periods. The amount outstanding for services performed was $3,518 at June 30, 2005. This agreement operates on a project by project basis.


NOTE 4 - COMMON STOCK

The Company issued 2,682 shares at $1.52 and 3,226 shares at $1.55 to a consultant for services rendered in February and March 2005.

On February 11, 2005, the Company issued 33,147 shares as payment of the executive bonus which was earned and accrued in 2004. The value of the bonus was $82,200.

On January 26, 2005, in connection with a private placement, the Company issued 20,000 shares of common stock for cash at $2.00 per share.

                                 CANEUM, INC.

                      Notes to the financial statements

On March 7, 2005 the Company issued a term sheet in connection with a private placement of up to 1,200,000 shares of common stock to be issued at a staggered discount price per share to the average 20 trading day closing price with a minimum price of $1.25 per share. $375,000 was raised through June 30, 2005, and 299,181 shares were issued in relation to the offering.

During the quarter ended June 30, 2005, the Company also issued 11,037 shares to a consultant for $15,000 of services rendered.


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

A summary of the status of the plan and changes for the periods ended June 30, 2005 and 2004, are presented below:

                                 CANEUM, INC.

                      Notes to the financial statements

                                      For the six months ended       For the six months ended
                                            June 30, 2005                   June 30, 2004
                                    -----------------------------  -----------------------------
                                                 Weighted-Average               Weighted-Average
                                      Shares      Exercise Price     Shares      Exercise Price
                                    -----------  ----------------  -----------  ----------------
Outstanding at January 1             3,990,000        $0.67         3,037,500        $0.56

Granted during the three months
  ended March 31                       670,000        $2.24           750,000        $0.75
                                     ---------                      ---------
Outstanding at March 31              4,660,000        $0.89         3,787,500        $0.59

Granted during the three months
  ended June 30                        637,500        $1.51         1,105,000        $0.75

Options cancelled during the
  three months ended June 30           (31,250)       $1.65
                                     ---------                      ---------
Outstanding at June 30               5,266,250        $0.97         4,892,500        $0.63
                                     =========                      =========

Options exercisable at June 30       3,757,739                      1,658,542

Weighted-average fair value of
  options granted during the period      $1.51                          $0.57


The following table summarizes information about the options outstanding at June 30, 2005:

                               Options Outstanding                    Options Exercisable
                 -----------------------------------------------  -----------------------------
                   Number     Weighted-Average                      Number
   Range of      Outstanding     Remaining      Weighted-Average  Exercisable  Weighted-Average
Exercise Prices  at 6/30/05   Contractual Life  Exercise Prices   at 6/30/05    Exercise Price
---------------  -----------  ----------------  ----------------  -----------  ----------------
 $0.00 - $1.00    3,836,250       4 years            $0.60         3,584,165        $0.59

 $0.00 - $1.00      762,500       5 years            $1.51            42,862        $1.58

 $2.00 - $3.00      667,500       5 years            $2.43           130,712        $2.56
                  ---------                                        ---------
 $0.00 - $3.00    5,266,250       4 years            $0.95         3,757,739        $0.67
                  =========                                        =========

                                 CANEUM, INC.

                      Notes to the financial statements

In addition to the options discussed above, the Company has outstanding warrants for 100,000 shares as follows:

  * 50,000 warrants for common shares at $0.75 each. These warrants were issued during previous quarters and are fully vested at June 30, 2005.

  * 50,000 warrants for common shares at $1.40 each. These warrants were issued to consultants to the Company and are fully vested. Compensation expense aggregating $36,500 has been recognized on the 50,000 warrants in the current quarter.


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

                                 CANEUM, INC.

                      Notes to the financial statements

NOTE 7 - SUBSEQUENT EVENTS

Jalva Media

On July 6, 2005, Caneum purchased from Jalva Media, Inc., a California corporation, all of the rights, title and interest in and to a certain Transcriber Vendor Agreement between Jalva Media and Factset, LLC. Included in the purchase was all books, records, data, information and documents relating to the agreement. Jalva Media provides rich media services including transcription of earnings calls. Pursuant to the terms of the Asset Purchase Agreement between Jalva Media and the Company, we issued 6,411 shares of common stock to Gautam Anand.

Clarence Kelley

On April 20, 2005, we signed a letter of intent to acquire 1138, Inc., a Kansas corporation, doing business as Clarence M. Kelley and Associates. The letter of intent provides for Clarence Kelly to be merged with and into our company. Under the terms of the letter of intent the shareholders of Clarence Kelly will receive 50% of the purchase price at closing, and that the balance of purchase price will be issued 25% at the end of the first anniversary of the closing and 25% at the end of the second anniversary of the closing, in each case subject to the fulfillment of mutually agreed to performance benchmarks and the terms of a definitive agreement. The installment payments in each case are conditioned upon the company maintaining gross revenue equal to at least 90% of gross revenue at closing and net revenue margin not less than that at closing. All common shares issued by us as part of the purchase price will include piggyback registration rights. It is contemplated that the purchase price will be subject to offset on negotiated terms and conditions. The number of shares to be issued by us to the shareholders in the proposed transaction would be appropriately decreased to reflect the intrinsic value of any warrants or options assumed by us or for which replacement options or warrants with equivalent economic benefits are issued by us. On August 2, 2005, we extended the letter of intent until March 31, 2006.

Item 2.  Management's Discussion and Analysis and Plan of Operation

     The following discussion should be read in conjunction with our financial statements and related notes thereto as filed with the Securities and Exchange Commission.

Background

     Prior to December 2002 we had no operating history. We are currently a global provider of business process and information technology outsourcing services across vertical industries including technology, energy, government, education and healthcare. Caneum, Inc. (the "Company") was incorporated in Nevada on March 1, 2000, as Saiph Corporation for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. On March 5, 2003, the Company filed Amended Articles of Incorporation changing its name to SaiphT Corporation. On July 21, 2003, the Company changed its name to
Caneum, Inc.

     Caneum provides a broad variety of business process outsourcing, software development and information technology outsourcing services. The Company assists customers with their 'make versus buy' decisions in the areas of data, network, product development, product maintenance and support, and fulfills services on-shore, in-region (NAFTA), and off-shore, depending on the business goals and objectives of its customers. Caneum also intends to acquire and grow companies in the software and information technology sectors. Thus it is opportunistically pursuing accretive acquisitions within its core outsourcing products and services suite in order to broaden these core capabilities, expand the customer base and supplement its organic growth.

     Our revenue for the quarter ended June 30, 2005, was $435,382. This is an increase of 112% over the previous quarter ended March 31, 2005. During the quarter and six months ended June 30, 2005, the Company had one and three customers respectively that each accounted for at least 10% of the Company's revenue. For the corresponding periods in 2004, the Company had five and three customers that each accounted for 10% of sales.

     Countrywide Financial, together with Panasonic and Ideafit, are some of our key customers. Our largest customer for second quarter of 2005 was Countrywide Financial which accounted for 80% of our revenues.

     We expect to continue to grow in two ways: first, through the further sales and marketing of our business process and information technology outsourcing services, and second, through the acquisition of other business process and information technology outsourcing companies that add to our core capabilities and our available customer base to sell outsourcing products and services.

     On April 20, 2005, we signed a letter of intent to acquire 1138, Inc., a Kansas corporation, doing business as Clarence M. Kelley and Associates. The letter of intent provides for Clarence Kelly to be merged with and into our company. Under the terms of the letter of intent the shareholders of Clarence Kelly will receive 50% of the purchase price at closing, and that the balance of purchase price will be issued 25% at the end of the first anniversary of the closing and 25% at the end of the second anniversary of the closing, in each case subject to the fulfillment of mutually agreed to performance benchmarks and the terms of a definitive agreement. The installment payments in each case are conditioned upon the company maintaining gross revenue equal to at least 90% of gross revenue at closing and net revenue margin not less than that at closing. All common shares issued by us as part of the purchase price will include piggyback registration rights. It is contemplated that the purchase price will be subject to offset on negotiated terms and conditions. The number of shares to be issued by us to the shareholders in the proposed transaction would be appropriately decreased to reflect the intrinsic value of any warrants or options assumed by us or for which replacement options or warrants with equivalent economic benefits are issued by us. On August 2, 2005, we extended the letter of intent until March 31, 2006.

Critical Accounting Policies

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to our critical accounting policies for the quarter ended June 30, 2005.

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

Results of Operations

     During the quarter ended June 30, 2005, revenues increased 235%, to $435,382 versus $129,914 for the comparative quarter ended June 30, 2004. For the six months ended June 30, 2005, revenue increased 199%, to $639,904 versus $214,038 for the comparative period. The increase in revenue was due to additional sales efforts. Additional orders came from existing customers, while we also focused on adding new customers and new revenue streams.

     Our cost of revenue earned increased 429%, to $338,064 for the quarter ended June 30, 2005, versus $63,937 for the comparative quarter ended June 30, 2004. For the six months ended June 30, 2005, cost of revenue increased 306%, to $476,002 versus $117,320 for the comparative period. The increased cost reflects the related increase in the volume of subcontractor costs associated with the services provided by us to our clients.

     The resulting gross profit for the quarter ended June 30, 2005, increased 48%, to $97,318 versus $65,977 for the comparative prior year quarter, reflecting a current quarterly gross profit margin of 22%. The profit margin for the comparative prior year quarter was 51%. The gross profit for the six months ended June 30, 2005 was $163,902 versus $96,719 for the comparative prior year period. The resulting gross profit margin was 26% versus 44% for the six months ended June 30, 2004. The decline in margins is largely attributable to both the increased overhead associated with managing our growing operating resources and the acceptance of lower margin higher volume contracts. In some cases management has taken lower margin contracts so as to start relationships with prospective customers.

     Our operating expenses for the quarter ended June 30, 2005, increased 80%, to $474,120 versus $263,869 for the quarter ended June 30, 2004. The increased operating expenses resulted from the creation of an organization to support the current and future activities of the Company. The major components of operating expense were payroll, bonuses and related taxes and benefits of $192,431, investor relations of $44,535 and stock-based compensation expense of $144,555. The corresponding amounts for the comparative quarter were $156,262, $0 and $36,698, respectively. Our operating expenses for the six months ended June 30, 2005, increased by 125%, to $1,042,825 versus $461,946 for the six months ended June 30, 2004. Again the major components of the increase were payroll, bonuses and related taxes and benefits of $434,820, investor relations of $84,554 and stock-based compensation expense of $328,201. The corresponding amounts for the comparative six months were $255,484, $0 and $40,760, respectively

     The increase in payroll and related benefits was a result of adding to our technical and support staff. These additional employees were considered necessary to enable us to execute our business strategy. As we seek to communicate with the investment community, we have also incurred costs in investor relations.

     Management anticipates about $3,000,000 in revenues for 2005. While this number is dependent on circumstances not within the control of the Company, at this time, management sees no reason to alter this guidance.

Liquidity and Capital Resources

     Cash decreased 46%, to $271,401 as of June 30, 2005, from $506,790 at December 31, 2004. This is a decrease of $235,389 in cash and cash equivalents for the six months ended June 30, 2005. The decrease in cash and cash equivalents consists of cash used in operations of $643,118 and cash used by investing activities of $7,271, offset by $415,000 in cash flows generated by financing.

     The amount of cash and cash equivalents used in operations for the six months ended June 30, 2005, was $643,118 as compared with $312,459 for the six months ended June 30, 2004.

The increase in cash used in operations resulted mainly from the increased operating expenses for the six months ended June 30, 2005, combined with the funding of working capital. Accounts receivable has grown by $293,012, whereas accounts payable increased by $221,516.

     The amount of cash and cash equivalents used in investing activities for the six months ended June 30, 2005, was $7,271 versus $135,265 for the six months ended June 30, 2004. The decrease in cash used in operations resulted mainly from the cessation of the investment of surplus funds which accounted for the majority of the uses for the six months ended June 30, 2004.

     Since December 31, 2004, we have raised $415,000 in a private placement, resulting in a net increase in cash and cash equivalents during the six months ended June 30, 2005, compared to no activity in the comparative period.

     Working capital decreased 9%, to $353,754 at June 30, 2005, as compared with working capital of $389,991 at December 31, 2004. This decrease in working capital was a result primarily of the planned use of funds generated from prior stock offerings to support the business during its growth phase.

     Management believes that with revenues generated from operations, together with funds generated from the sale of our common stock, we will have sufficient cash to satisfy existing operating cash needs and working capital requirements during 2005 and through at least June 30, 2006.

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

Off-Balance Sheet Arrangements

     During the three months ended June 30, 2005, we did not engage in any off-balance sheet arrangements.

Recent Accounting Pronouncements

     In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No.123 (Revised), Shared-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123R requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for award. Currently, we use the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members. This standard requires the expensing of all share-based compensation including options, using the fair value based method. The effective date of this standard for us will be January 1, 2006. Management is currently assessing the impact that this new standard will have on our financial statements, however, we expect that we will recognize larger stock-based compensation charges as a result of this new standard.

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

Item 3.  Controls and Procedures

Disclosure Controls and Procedures.

     Our principal executive officer and principal financial officer, Sukhbir Singh Mudan, has concluded, based on his evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are
(1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting.

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     Under current SEC guidelines, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") will be effective for the Company's year ending December 31, 2006. In order to comply with the Act, the Company will undertake a comprehensive effort, which includes documentation and testing of the design and operation of its internal control using the guidelines established by Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of these activities, the Company may identify certain internal control matters that management believes should be improved. These improvements, if necessary, will likely include further formalization of existing policies and procedures, improved segregation of duties, additional information technology systems controls and additional monitoring controls. Because management has not presently determined whether these matters will result in material weaknesses being identified in the Company's internal control as defined by the Public Company Accounting Oversight Board (United States), no assurances can be given regarding the outcome of these efforts at the present time.

                                   PART II

                              OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities

     During the quarter ended June 30, 2005, the following securities were sold by us without registering the securities under the Securities Act, except as otherwise previously reported:

  * In February 2005, we entered into a consulting agreement with Robert Mitro, one of our directors, to provide consultation relating to general business and financials matters. As part of the consideration to be paid for such services, we agreed to issue shares of our common stock at the rate of $5,000 per month. The monthly fee is payable in shares of restricted stock at a price per share equal to the average closing bid (or sale if reported) price of the shares in the public trading market for the twenty trading days immediately preceding the first of the following month. For services rendered for the quarter ended June 30, 2005, we issued
     3,356 shares valued at $1.49 per share, 3,333 shares valued at $1.50 per share, and 4,348 shares valued at $1.15 per share. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule
     506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Mitro represented that he was an accredited investor as defined in Rule 501 of Regulation D at the time of issuance. He delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the certificates evidencing such shares. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.
     Mr. Mitro represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the stock issuance. No underwriting discounts or commissions were paid in connection with the transaction.

  * In April 2005, we granted five-year options to Andy Miller to purchase a total of 350,000 shares at $1.58 per share for acceptance as a director of Infrastructure Services Group. Of the total options, 100,000 vest as follows: (i) twelve-forty-eighths (12/48ths) of the total options granted at the end of the first year of employment; and (ii) one-forty-eighth (1/48th) at the end of each month following the first year for a period of three years. The remaining 250,000 options vest based on performance: (i) 1/12th of the options will vest immediately in recognition of the work done to help close first customer; (ii) remaining options will vest based upon new revenues delivered to the Company from sales activities by optionee, or team member reporting to optionee, with the lone requirement that it be profitable revenue in accordance with our policies/guidelines. New revenue will be reviewed every quarter. Vesting would be based on new revenues, divided by $4,000,000 times the total number of options granted. Any unvested options outstanding at the fifty-two (52) month anniversary of the grant, shall automatically vest at that time. All of the 350,000 options would also vest in the event of a Corporate Transaction, as defined in the 2002 Stock Option/Stock Issuance Plan. All of these options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule
     506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Miller represented that he was a sophisticated investor as defined in Rule 501 of Regulation D at the time of the granting. He delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the documents evidencing the options. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.
     Mr. Miller was provided access to information similar to the type of information which would be included in a prospectus and was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the options. No underwriting discounts or commissions were paid in connection with the grant.

  * On March 14, 2005, we initiated an offering of up to 1,200,000 shares of common stock for gross proceeds of $1,500,000. These shares are being sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. The offering closed on June 17, 2005, with a total of 299,181 shares sold. The 180,000 additional shares sold this quarter were:

                                            Number
          Name                             of Shares     Amount
          ----                             ---------     ------
          Hoang H. Tong                     20,000       $25,000
          Chok Lam                          20,000       $25,000
          Lau T. and Mai-Anh P. Nguyen      40,000       $50,000
          Geneva Tram Dang 2000 Trust       16,000       $20,000
          Dang 2000 Children's Trust        32,000       $40,000
          Camellia Thu Dang 2000 Trust      16,000       $20,000
          Uyen-Chi Dang                     16,000       $20,000
          Peter Cuong Dac Ta                20,000       $25,000

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

  * In June 2005, we granted five-year options to Luan Dang, a director, to purchase a total of 200,000 shares at $1.40 per share for his increased involvement in the operations of the Company.
     The options vest at the rate of one-twelfth for the quarter ending June 30, 2005, and one-twelfth per quarter end thereafter. The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule
     506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Dang represented that he was accredited investor as defined in Rule 501 of Regulation D at the time of the granting. He delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the documents evidencing the options. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.
     Mr. Dang represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the options. No underwriting discounts or commissions were paid in connection with the grant.

  * In June 2005, we granted five-year warrants to Stephen Murphy, our accountant, to purchase a total of 25,000 shares at $1.40 per share for services rendered as company accountant. The warrants are immediately exercisable. All of these warrants were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Murphy represented that he was a sophisticated investor as defined in Rule 501 of Regulation D at the time of the granting. He delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the documents evidencing the warrants. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Murphy was provided access to information similar to the type of information which would be included in a prospectus and was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the warrants. No underwriting discounts or commissions were paid in connection with the grant.

  * In June 2005, we granted five-year warrants to Ronald N. Vance, our legal counsel, to purchase a total of 25,000 shares at $1.40 per share for services rendered as corporate secretary. The warrants are immediately exercisable. All of these warrants were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Vance represented that he was a sophisticated investor as defined in Rule 501 of Regulation D at the time of the granting. He delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the documents evidencing the warrants. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Vance was provided access to information similar to the type of information which would be included in a prospectus and was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the warrants. No underwriting discounts or commissions were paid in connection with the grant.

Item 5.  Other Information

     On July 6, 2005, we purchased from Jalva Media, Inc., a California corporation, all of the rights, title and interest in and to a certain Transcriber Vendor Agreement between Jalva Media and Factset, LLC. Included in the purchase was all books, records, data, information and documents relating to the agreement. Jalva Media provides rich media services including transcription of earnings calls.

     Pursuant to the terms of the Asset Purchase Agreement between Jalva
Media and the Company, we issued 6,411 shares of common stock to Jalva
Medica, Inc. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Jalva Media represented that it was a sophisticated investor as defined in Rule 501 of Regulation D. Jalva Media delivered appropriate investment representations with respect to the issuance and consented to the imposition of restrictive legends upon the certificate evidencing such shares. It represented that it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Jalva Media was provided access to information similar to the type of information which would be included in a prospectus and was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the stock issuance. No underwriting discounts or commissions were paid in connection with the transaction.

     Also in connection with the purchase of assets from Jalva Media, we entered into an Advisory Agreement with Gautam Anand to consult with our officers concerning matters relating to sales development, management and organization of transcription operations. Pursuant to that Advisory Agreement, we issued 6,411 shares of common stock to Gautam Anand. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of
Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Anand represented that he was a sophisticated investor as defined in Rule 501 of Regulation D. Mr. Anand delivered appropriate investment representations with respect to the issuance and consented to the imposition of restrictive legends upon the certificate. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Anand was provided access to information similar to the type of information which would be included in a prospectus and was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the stock issuance. No underwriting discounts or commissions were paid in connection with the transaction.

     In July 2005, we granted five-year options to Stephen Murphy, our accountant, to purchase a total of 20,000 shares at $1.09 per share for continued services as company accountant over the next twelve months. The options shall vest at the rate of one-fourth per quarter over the following twelve months, provided that if Mr. Murphy shall not continuously provide services through and including the end of any quarter during the vesting period, the options for such quarter shall lapse and shall not vest. All of these options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Murphy represented that he was a sophisticated investor as defined in Rule 501 of Regulation D at the time of the granting. He delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the documents evidencing the options. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Murphy was provided access to information similar to the type of information which would be included in a prospectus and was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the stock issuance. No underwriting discounts or commissions were paid in connection with the grant.

     Pursuant to the terms of the Consulting Agreement with Robert Mitro, we issued 4,545 shares of common stock for services provided in the month of July. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Mitro represented that he was an accredited investor as defined in Rule 501 of Regulation D. Mr. Mitro delivered appropriate investment representations with respect to the issuance and consented to the imposition of restrictive legends upon the certificate evidencing such shares. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. He represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the stock issuance. No underwriting discounts or commissions were paid in connection with the transaction.

Item 6.  Exhibits

     (a) Exhibits. The following exhibits are included as part of this report:

     Exhibit No.  Description
     -----------  -----------
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

                                        Caneum, Inc.

Date:  August 15, 2005                  By /s/ Sukhbir Singh Mudan
                                           Sukhbir Singh Mudan, President and
                                           Treasurer (Principal executive
                                           officer, principal financial
                                           officer, and chief accounting
                                           officer)