Form 10QSB
period 2005-09-30
CANEUM INC
filed 2005-11-15
CIK 1118961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to __________
Commission File Number: 000-30874
CANEUM, INC.
(Exact name of Registrant as specified in charter)

Nevada	33-0916900
State or other jurisdiction of incorporation or organization	I.R.S. Employer I.D. No.

170 Newport Center Drive, Suite 220, Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number, including area code: (949) 273-4000
Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes ☑ No ☐       (2) Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐ No ☑
State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: At November 8, 2005, there were 4,763,126 shares of our common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

For the 3 and 9 months ended September 30, 2005 and 2004

Page
Financial Statements
Balance Sheets — Assets	3
Balance Sheets — Liabilities and Stockholders’ Equity	4
Statements of Operations and Comprehensive Loss	5
Statements of Cash Flows	6
Notes to Financial Statements	7
Exhibit 10.18
Exhibit 31.1
Exhibit 31.2
Exhibit 32

Caneum, Inc.
Balance Sheets
As of September 30, 2005 (unaudited) and December 31, 2004
ASSETS

	Sept 30,	December 31,
	2005	2004
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$223,597	$506,790
Accounts receivable, net of allowance for doubtful accounts of $6,733 and $10,446 in 2005 and 2004, respectively	185,794	102,083
Deferred costs	5,000	—
Prepaid expenses and other assets	58,565	15,000

TOTAL CURRENT ASSETS	472,956	623,873

FIXED ASSETS
Software	16,128	100
Less accumulated depreciation	(805)	(100)

TOTAL FIXED ASSETS	15,323	—

TOTAL ASSETS	$488,279	$623,873

See accompanying notes to financial statements.

Caneum, Inc.
Balance Sheets (continued)
As of September 30, 2005 (unaudited) and December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2005	2004
	(Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$184,797	$130,339
Credit line	9,368	—
Accrued payroll and related expenses	102,901	103,543

TOTAL CURRENT LIABILITIES	297,066	233,882

COMMITMENTS AND CONTINGENCIES (Notes 3, 6 and 7)

STOCKHOLDERS’ EQUITY (Notes 4 and 5)
Common stock, 100,000,000 shares authorized at $.001 par value: 4,755,983 and 4,358,271 shares issued and outstanding, respectively	4,756	4,358
Preferred stock, 20,000,000 shares authorized at $.001 par value: 0 shares issued and outstanding	—	—
Additional paid in capital	3,010,227	2,124,490
Accumulated deficit	(2,823,770)	(1,738,857)

TOTAL STOCKHOLDERS’ EQUITY	191,213	389,991

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$488,279	$623,873

See accompanying notes to financial statements.

Caneum, Inc.
Statements of Operations and Comprehensive Loss (Unaudited)

	Three months ended		For the nine months ended
	September 30	September 30	September 30	September 30
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$739,417	$162,628	$1,379,321	$376,667
COST OF REVENUE	606,159	138,910	1,082,161	256,230

GROSS PROFIT	133,258	23,718	297,160	120,437
OPERATING EXPENSES	340,000	433,013	1,382,825	894,959

LOSS FROM OPERATIONS	(206,742)	(409,295)	(1,085,665)	(774,522)

OTHER INCOME (EXPENSE)
Other income	—	—	—	37,834
Realized losses from the sales of securities	—	(42,994)	—	(53,689)
Dividend income	—	—	—	22
Interest income	273	334	1,552	2,165

TOTAL OTHER INCOME (EXPENSE)	273	(42,660)	1,552	(13,668)

LOSS BEFORE INCOME TAX	(206,469)	(451,955)	(1,084,113)	(788,190)
INCOME TAX EXPENSE	—	(800)	(800)	(800)

NET LOSS	$(206,469)	$(452,755)	$(1,084,913)	$(788,990)

LOSS PER COMMON SHARE-Basic and Diluted	(0.04)	(0.11)	(0.24)	(0.20)
SHARES USED IN EARNINGS PER SHARE CALCULATIONS
WEIGHTED AVERAGE COMMON SHARES	4,738,032	4,037,987	4,559,043	4,023,608
OTHER COMPREHENSIVE INCOME (LOSS)
NET LOSS	$(206,469)	$(452,755)	$(1,084,913)	$(788,990)
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized loss on available-for-sale securities	—	(242)	—	(42,693)

COMPREHENSIVE LOSS	$(206,469)	$(452,997)	$(1,084,913)	$(831,683)

See accompanying notes to financial statements.

Caneum, Inc.
Statements of Cash Flows

	For the nine months ended
	September 30	September 30
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,084,913)	$(788,990)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation expense	334,858	83,199
Depreciation and amortization	705	—
Expenses paid by stock issuance	39,077	24,699
Realized loss on sale of securities	—	53,689
Receipt of stock for services	—	(32,500)
Increase in accounts receivable	(83,711)	(57,641)
Increase in deferred costs	(5,000)	(6,850)
Increase in prepaid expenses and other assets	(28,565)	—
Increase accounts payable and accrued liabilities	54,458	169,067
Increase in accrued payroll and related expenses	81,558	—

NET CASH FLOWS USED BY OPERATING ACTIVITIES	(691,533)	(555,327)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	—	(266,366)
Proceeds from sales of available-for-sale securities	—	248,624
Capitalized acquisition costs	—	(86,150)
Development of software for internal use	(16,028)	—

NET CASH FLOWS USED BY INVESTING ACTIVITIES	(16,028)	(103,892)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	415,000	200,000
Increase in credit line	9,368	—

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	424,368	200,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(283,193)	(459,219)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	506,790	781,387

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$223,597	$322,168

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Stock issued to satisfy accrued expenses	$82,200	$—

Stock issued to purchase assets	$15,000	$—

Cash paid during the period for interest	$—	$—

Cash paid for taxes	$800	$1,600

See accompanying notes to financial statements.

Caneum, Inc.
Notes to Financial Statements (unaudited)
September 30, 2005
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
The Company is a global provider of business process and information technology outsourcing products and services across vertical industries including technology, energy, government, transportation, financial services, education and healthcare. The Company provides a suite of business strategy and planning capabilities to assist companies with their “make versus buy” decisions in the areas of data, network, product development, product maintenance and customer support, and fulfills its services in-house, on-shore, near-shore and off-shore depending on the business goals and objectives of its global customers. In parallel, the Company is opportunistically pursuing accretive acquisitions within its core outsourcing product and service suite in order to broaden its core capabilities, expand its customer base and supplement its organic growth.
NOTE 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of Caneum, Inc. were prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring accruals and adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation and, accordingly, should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and the notes thereto, which include significant accounting policies and estimates. The results of operations for the interim periods are not necessarily indicative of results for the full year.
Revenue Recognition
The Company derives its revenue primarily from the sale of services. Revenue is recognized as services are performed in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the

Caneum, Inc.
Notes to Financial Statements (unaudited)
September 30, 2005
services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. The Company records all expense reimbursements billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with Emerging Issues Task Force (“EITF”) 01-14 “Income Statement Characterization of Reimbursements Received for “out-of-pocket” expenses.”
During the quarter and nine months ended September 30, 2005, the Company had one customer that accounted for at least 10% of the Company’s revenue. This customer accounted for 85% and 71%, respectively, of the Company’s revenue. For the corresponding periods in 2004 the Company had three customers that each accounted for 10% of sales.
As of September 30, 2005, and December 31, 2004, two and three customers, respectively, each accounted for at least 10% of accounts receivable. At September 30, 2005, the largest such customer accounted for 45% of the Company’s net accounts receivable.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At September 30, 2005, and December 31, 2004, the Company had $207,116 and $411,642, respectively, on deposit that exceeded federally insured limits.
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
As of September 30, 2005, the Company had one stock-based compensation plan, which is described more fully in Note 5. The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to

Caneum, Inc.
Notes to Financial Statements (unaudited)
September 30, 2005
employee stock options.

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sept 30, 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004
Net loss as reported	$(206,469)	$(452,755)	$(1,084,913)	$(788,990)
Stock based compensation deducted in arriving at net loss as reported	6,657	61,949	334,858	83,199

	(199,812)	(390,806)	(750,055)	(705,791)
Stock based compensation determined under the fair value method	241,748	165,886	1,132,630	394,048

Net Loss, pro-forma	$(441,560)	$(556,692)	$(1,882,685)	$(1,099,839)

Net loss per share, as reported	$(0.04)	$(0.11)	$(0.24)	$(0.20)
Net loss per share, pro forma	$(0.09)	$(0.14)	$(0.41)	$(0.27)
The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sept 30, 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004
Volatility	49.02%	148.92%	94.33%	148.92%
Risk free Interest rate	4.20%	4.00%	4.23%	4.00%
Expected life of Options	4-5 years	4-5 years	4-5 years	4-5 years
The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely-tradable, fully-transferable options without vesting restrictions, which significantly differ from the Company’s stock option plan. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date.
Fair Value of Financial Instruments
SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both

Caneum, Inc.
Notes to Financial Statements (unaudited)
September 30, 2005
conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At September 30, 2005, and December 31, 2004, management believes that the carrying amounts of cash and cash equivalents and accounts payable approximate fair value because of the short maturity of these financial instruments.
Accounting for Income Taxes
Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Based on the Company’s historical operating results, a 100% valuation allowance has been provided against the Company’s net deferred tax assets.
Earnings (Loss) Per Share
Basic earnings (loss) per share includes no dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Such shares are not included when there is a loss as the effect would be anti-dilutive. At September 30, 2005, and December 31, 2004, the Company had 5,436,250 and 3,990,500 of options and warrants outstanding for the respective periods. These instruments are potentially dilutive securities.
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

Caneum, Inc.
Notes to Financial Statements (unaudited)
September 30, 2005
New Accounting Pronouncements
In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No.123 (Revised), Share-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123R requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for award. Currently, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members. This standard requires the expensing of all share-based compensation including options, using the fair value based method. The effective date of this standard for the Company will be January 1, 2006. Management is currently assessing the impact that this new standard will have on the Company’s financial statements; however, the Company expects that it will recognize larger stock based compensation charges as a result of this new standard.
NOTE 3 — Related Party Transactions
During the nine months ended September 30, 2005, the Company entered into the following transactions with entities whose principals and/or directors are shareholders of the Company:
Rent
The Company subleases space from Cygni Capital, LLC whose principal is a shareholder of the Company. The current rent is $1,800 per month. The rent expense under this agreement was $5,400 and $16,000 for the quarter and nine months ended September 30, 2005. The comparative expense was $5,500 and $11,750 for the quarter and nine months ended September 30, 2004. This agreement is on a month-to-month term and the rent varies with the amount of space subleased by the Company.
Management Services Agreement
The Company has retained Cygni Capital, LLC whose principal is a shareholder of the Company, to perform certain management services. These services include, but are not limited to reception, telephone, janitorial, bookkeeping and general office services. The current service agreement is for $450 per month. The total expense pursuant to this agreement was $1,350 and $4,050 for the quarter and nine months ended September 30, 2005. The comparative expense was $1,350 and $8,700 for the quarter and nine months ended September 30, 2004. This agreement is on a month-to-month term and the expense incurred has been reduced as the Company’s staff has undertaken some of these services previously provided by Cygni Capital, LLC.
Consulting Services

Caneum, Inc.
Notes to Financial Statements (unaudited)
September 30, 2005
The Company had retained Cygni Capital, LLC whose principal is a shareholder of the Company to perform certain consulting services. These services are professional in nature and include, but are not limited to, document preparation and consulting services. The total expense pursuant to this agreement was $15,000 and $45,000 for the quarter and nine months ended September 30, 2005. The comparative expense was $15,000 and $40,000 for the quarter and nine months ended September 30, 2004. This agreement is on a month-to-month term.
Investor Relations
Jason Daggett (a former director) is the President of The Liquid Group, Inc., which has an agreement to provide investor relations and public relations services at $5,850 per month, on a month-to-month basis to the Company. The amount paid to The Liquid Group or its affiliates was $19,200 and $81,700 for the quarter and nine months ended September 30, 2005 and $26,250 and $51,750 for the quarter and nine months ended September 30, 2004.
Revenue
The Company has been retained by Trycera Financial, a company with common directors, to perform certain consulting services. These services are operational in nature and include, but are not limited to, outsourced business process and marketing and consulting services. The total revenue pursuant to this agreement was $190 and $5,288 for the quarter and nine months ended September 30, 2005. There were no services performed in the comparative periods. The amount outstanding for services performed was $190 at September 30, 2005. The agreement operates on a project by project basis.
NOTE 4 — Common Stock
The Company issued 2,682 shares at $1.52 and 3,226 shares at $1.55 to a consultant for services rendered respectively in February and March 2005.
On February 11, 2005, the Company issued 33,147 shares as payment of an executive bonus which was earned and accrued for in 2004. The value of the bonus was $82,200.
On January 26, 2005, in connection with a private placement, the Company issued 20,000 shares of common stock for cash at $2.00 per share.
On March 7, 2005, the Company issued a term sheet in connection with a private placement of up to 1,200,000 shares of common stock to be issued at a staggered discount price per share to the average 20 trading day closing price with a minimum price of $1.25 per share. $375,000 was raised through September 30, 2005, and 299,181 shares were issued in relation to the offering.

Caneum, Inc.
Notes to Financial Statements (unaudited)
September 30, 2005
During the quarter ended June 30, 2005, the Company issued 11,037 shares to a consultant for $15,000 of services rendered.
During the quarter ended September 30, 2005, the Company issued 15,617 shares to a consultant for $15,000 of services rendered. The Company also issued 12,822 shares in connection with the purchase of the specified assets of Jalva Media which were valued at $15,000.
NOTE 5 — Stock Plan
On December 18, 2002, the Company’s Board of Directors and shareholders adopted the 2002 Stock Option/Stock Issuance Plan (the “Plan”). The purpose of the Plan is to provide eligible persons an opportunity to acquire a proprietary interest in the Company and as an incentive to remain in the service of the Company.
There were initially 3,000,000 shares of common stock authorized for nonstatutory and incentive stock options and stock grants under the Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations. On March 10, 2004, the Board of Directors authorized an amendment to the Plan to increase the number of shares of common stock under the plan to 7,500,000, which the shareholder’s approved on February 28, 2005.
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
The purchase price under each option is established by the plan administrator. Additionally, the plan administrator will fix the terms of each option, but no option can be granted for a term in excess of 10 years. Stock issued under the Plan may vest immediately or upon terms established by the plan administrator.
A summary of the status of the plan and changes for the periods ended September 30, 2005 and 2004 are presented below:

Caneum, Inc.
Notes to Financial Statements (unaudited)
September 30, 2005

	For the nine months ended		For the nine months ended
	Sept 30, 2005		Sept 30, 2004
	Shares	Weighted-Average	Shares	Weighted-Average
		Exercise Price		Exercise Price
Outstanding at January 1	3,990,000	$0.67	3,037,500	$0.56
Granted during the three months ended March 31	670,000	$2.24	750,000	$0.75

Outstanding at March 31	4,660,000	$0.89	3,787,500	$0.59
Granted during the three months ended June 30	637,500	$1.51	1,105,000	$0.75
Options cancelled during the three months ended June 30	(31,250)	$1.65	—	$0.00

Outstanding at June 30	5,266,250	$0.97	4,892,500	$0.63
Granted during the three months ended September 30	70,000	$1.10	388,000	$2.51

Outstanding at September 30	5,336,250	$0.97	5,280,500	$0.77

Options exercisable at September 30	4,074,739		2,112,708
Weighted-average fair value of options granted during the period	$0.58		$0.59

Caneum, Inc.
Notes to Financial Statements (unaudited)
September 30, 2005
The following table summarizes information about the options outstanding at September 30, 2005:

	Options Outstanding			Options Exercisable
	Number	Weighted-Average		Number
Range of	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Exercise Prices	September 30, 2005	Contractual Life	Exercise Prices	September 30, 2005	Exercise Price
$0.00 - $1.00	3,836,250	4 years	$0.60	3,763,334	$0.60
$0.00 - $1.00	832,500	5 years	$1.48	113,843	$1.54
$2.00 - $3.00	667,500	5 years	$2.43	197,562	$2.50
$0.00 - $3.00	5,336,250	4 years	$0.94	4,074,739	$0.72
In addition to the options discussed above, the Company has outstanding warrants for 100,000 shares as follows:
•	50,000 warrants for common shares at $0.75 each. These warrants were issued during previous quarters and are fully vested at September 30, 2005.
•	50,000 warrants for common shares at $1.40 each. These warrants were issued to consultants to the Company and are fully vested.
NOTE 6 — Commitments and Contingencies
Credit Line
As of September 30, 2005, the Company maintained a small business credit line with Wells Fargo Bank. Under the terms of the agreement the total credit available is $100,000, there is no collateral for the line and the interest rate is variable in nature. The Company must pay the finance charge every month. The balance outstanding on the line was $9,368 at September 30, 2005, and the current interest rate at that time was 8.5%.
Employment Contracts
On October 28, 2003, the Company’s Compensation Committee approved employment agreements with the Company’s President, Sukhbir Singh Mudan, and Alan S. Knitowski, the Company’s Chairman. The following description sets forth the material individual terms of these agreements:
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
NOTE 7 — Subsequent Events
Clarence Kelley
On April 20, 2005, the Company signed a letter of intent to acquire 1138, Inc., a Kansas corporation, doing business as Clarence M. Kelley and Associates. The letter of intent provides for Clarence Kelly to be merged with and into the Company. Under the terms of the letter of intent, the shareholders of Clarence Kelly will receive 50% of the purchase price (which will be determined based on the operating results of the Company) at closing, and that the balance of purchase price will be issued 25% at the end of the first anniversary of the closing and 25% at the end of the second anniversary of the closing, in each case subject to the fulfillment of mutually agreed to performance benchmarks and the terms of a definitive agreement. The installment payments in each case are conditioned upon the company maintaining gross revenue equal to at least 90% of gross revenue at closing and net revenue margin not less than that at closing. All common shares issued by the Company as part of the purchase price will include piggyback registration rights. It is contemplated that the purchase price will be subject to offset on negotiated terms and conditions. The number of shares to be issued by the Company to the shareholders in the proposed transaction would be appropriately decreased to reflect the intrinsic value of any warrants or options assumed by the Company or for which replacement options or warrants with equivalent economic benefits are issued by it. On August 2, 2005, the letter of intent was extended until March 31, 2006.

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
     The Company is a global provider of business process and information technology outsourcing products and services across vertical industries including technology, energy, government, transportation, financial services, education and healthcare. The Company provides a suite of business strategy and planning capabilities to assist companies with their “make versus buy” decisions in the areas of data, network, product development, product maintenance and customer support, and fulfills its services in-house, on-shore, near-shore and off-shore depending on the business goals and objectives of its global customers. In parallel, Caneum is opportunistically pursuing accretive acquisitions within its core outsourcing product and service suite in order to broaden its core capabilities, expand its customer base and supplement its organic growth.
     During the quarter and nine months ended September 30, 2005, the Company had one customer that accounted for at least 10% of the Company’s revenue. For the corresponding periods in 2004, the Company had three customers that each accounted for 10% of sales.
     Countrywide Financial, together with Panasonic, DirectTV, and Ideafit, are some of our key customers. Our largest customer for third quarter of 2005 was Countrywide Financial which accounted for 85% of our revenues.
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
Critical Accounting Policies
     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to our critical accounting policies for the quarter ended September 30, 2005.
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
Results of Operations
Three months ended September 30, 2005 and 2004
Revenue
     Revenue was $739,417 and $162,628 for the three months ended September 30, 2005 and 2004, respectively, representing an increase of $576,789 or 355%. The Company’s increased marketing effort has resulted in several Business Process Outsourcing contracts which have occurred this year and continue to generate revenue. This is the first complete quarter in which the contract with Countrywide has been ongoing. The Company also contracted with other customers which have potential to generate greater revenue in future quarters.
Cost of revenue and Gross Profit
     Cost of revenue was $606,159 and $138,910 for the three months ended September 30, 2005 and 2004, respectively, representing an increase of $467,249 or 336%. The increase in absolute dollars was due to the increased activity. The resulting gross margin was 18% and 15% for the three months ended September 30, 2005 and 2004, respectively. The increase in the gross margin is primarily due to the fact that the Company has more consultants utilized on higher margin projects.
Operating expenses
     Operating expenses were $340,000 and $433,013 for the three months ended September 30, 2005 and 2004, respectively, representing a decrease of $93,013 or 21%. The major components of the decrease were the reduction in bonus expense from $75,350 to $22,500 and the reduction in stock based compensation expense from $61,949 to $6,657. The decrease in absolute dollars was a result of a lesser Black-Scholes valuation of the options vesting to non-employees due to increased volatility of the Company’s common stock and a lower number of shares vesting.
     Payroll, bonus, and related expenses were $164,333 and $161,825 for the three months ended September 30, 2005 and 2004, respectively, representing 48% and 37% of operating expenses, respectively.
Other income (expense)
     Other income (expense) was $273 and ($42,660) for the three months ended September 30, 2005 and 2004, respectively. This expense of $42,660 in the 2004 period was due to realized losses on the sales of securities. The Company no longer has available-for-sale securities.
Net loss
     We had a net loss of $206,469 and $425,755 for the three months ended September 30, 2005 and 2004, respectively. Additional sales contracts will result in increased gross profit and the Company anticipates reaching breakeven sometime in 2006.
Nine months ended September 30, 2005 and 2004
Revenue
     Revenue was $1,379,321 and $376,667 for the nine months ended September 30, 2005 and 2004, respectively, representing an increase of $1,002,654 or 266%. The Company’s increased marketing effort has resulted in several Business Process Outsourcing contracts.
Cost of revenue and Gross Profit
     Cost of revenue was $1,082,161 and $256,230 for the nine months ended September 30,

2005 and 2004, respectively, representing an increase of $825,931 or 322%. The increase in absolute dollars was due to the increased activity. The resulting gross margin was 22% and 32% for the nine months ended September 30, 2005 and 2004, respectively. The decrease in the gross margin is primarily due to the change in the nature and mix of contracts in the respective periods.
Operating expenses
     Operating expenses were $1,382,825 and $894,959 for the nine months ended September 30, 2005 and 2004, respectively, representing an increase of $487,866 or 54%. The major components of the increase were the increase in payroll, bonus, and related expenses from $492,661 to $575,667 for the respective nine-month periods, as the Company hired additional personnel in sales and administration and the increase in stock based compensation expense from $86,949 to $334,858 for the respective nine-month periods. The increase in absolute dollars was a result of a higher Black-Scholes valuation of the options vesting to non-employees due to increased value of the Company’s common stock and a higher number of shares vesting.
     Payroll, bonus, and related expenses represented 35% and 64% of operating expenses for the nine months ended September 30, 2005 and 2004, respectively.
Other income (expense)
     Other income (expense) was $1,552 and ($13,668) for the nine months ended September 30, 2005 and 2004, respectively. This expense of $13,668 in the 2004 period included miscellaneous income of $37,834 and realized losses of $53,689 on the sales of securities. The Company no longer has available-for-sale securities.
Net loss
     We had a net loss of $1,084,913 and $788,990 for the nine months ended September 30, 2005 and 2004, respectively.
Liquidity and Capital Resources
     We have funded our business, to date, primarily from issuances of equity. Cash and cash equivalents were $223,597 as of September 30, 2005, and $506,790 as of December 31, 2004. We had working capital of $175,890 as of September 30, 2005, and $389,991 as of December 31, 2004. The decrease in cash and cash equivalents was a result of the cash used in operations of $691,533 offset by the further equity issuances of $415,000.
     Net cash used by operations was $691,533 and $555,327 for the nine months ended September 30, 2005 and 2004, respectively. The increase in cash used by operations was largely due to the increase in the net loss and an increase in working capital requirements as the Company continued to finance its growth.
     Net cash used in investing activities was $16,028 and $103,892 for the nine months ended September 30, 2005 and 2004, respectively. During the 2004 period the Company had invested some surplus funds in available-for-sale securities and had also incurred $86,150 in acquisition costs.
     Net cash provided by financing activities was $424,368 and $200,000 for the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005 and 2004, we raised gross proceeds of $415,000 and $200,000 respectively, from the issuance of common stock. During the nine months ended September 30, 2005, we utilized $9,368 of a $100,000 credit line.
     Management believes that with revenues generated from operations, together with funds generated from the sale of our common stock and available under our line of credit, we will have sufficient cash to satisfy existing operating cash needs and working capital requirements during 2005 and through at least September 30, 2006. Our monthly cash requirements are approximately $60,000 and management estimates that future monthly cash requirements will increase as revenues increase and additional resources are required to fund working capital and growth.
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
Off-Balance Sheet Arrangements
     During the three months ended September 30, 2005, we did not engage in any off-balance sheet arrangements.
Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No.123 (Revised), Shared-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123R requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for award. Currently, we use the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members. This standard requires the expensing of all share-based compensation including options, using the fair value based method. The effective date of this standard for us will be January 1, 2006. Management is currently assessing the impact that this new standard will have on our financial statements; however, we expect that we will recognize larger stock-based compensation charges as a result of this new standard.
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
     Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Under current SEC guidelines, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will be effective for the Company’s year ending December 31, 2007. In order to comply with the Act, the Company will undertake a comprehensive effort, which includes documentation and testing of the design and operation of its internal control using the guidelines established by Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of these activities, the Company may identify certain internal control matters that management believes should be improved. These improvements, if necessary, will likely include further formalization of existing policies and procedures, improved segregation of duties, additional information technology systems controls and additional monitoring controls. Because management has not presently determined whether these matters will result in material weaknesses being identified in the Company’s internal control as defined by the Public Company Accounting Oversight Board (United States), no assurances can be given regarding the outcome of these efforts at the present time.
PART II
OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities
     During the quarter ended September 30, 2005, the following securities were sold by us without registering the securities under the Securities Act, except as otherwise previously reported:
•	In February 2005 we entered into a consulting agreement with Robert Mitro, one of our directors, to provide consultation relating to general business and financials matters. As part of the consideration to be paid for such services, we agreed to issue shares of our common stock at the rate of $5,000 per month. The monthly fee is payable in shares of restricted stock at a price per share equal to the average closing bid (or sale if reported) price of the shares in the public trading market for the twenty trading days immediately preceding the first of the following month. For services rendered for the quarter ended September 30, 2005, we issued 9,090 shares valued at $1.10 per share, and 6,527 shares valued at $0.77 per share. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Mitro represented that he was an accredited investor as defined in Rule 501 of Regulation D at the time of issuance. He delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the certificates evidencing such

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

•	In July 2005 we granted five-year options to Stephen Murphy to purchase 20,000 shares at $1.09 per share for continued service as company accountant. The options vest one — fourth of the total options granted at the end of each quarter over the next twelve months, provided that if Mr. Murphy shall not continuously provide services to the Company through and including the end of any quarter during the vesting period, the options for such quarter shall lapse and shall not vest. The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Murphy represented that he was an accredited investor as defined in Rule 501 of Regulation D at the time of the grant. He delivered appropriate investment representations with respect to this grant and consented to the imposition of restrictive legends upon the option grant form. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Murphy represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the option grant. No underwriting discounts or commissions were paid in connection with the transaction

•	In August 2005 we granted five-year options to Avtar Ranshi to purchase 50,000 shares at $1.11 per share for continued service as a director. The options vest one — fourth (1/4th) of the total options granted at the end of each three-month period and immediately in the event of a Corporate Transaction, as defined in the 2002 Stock Option/Stock Issuance Plan of the Company. The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Ranshi represented that he was an accredited investor as defined in Rule 501 of Regulation D at the time of the grant. He delivered appropriate investment representations with respect to this grant and consented to the imposition of restrictive legends upon the option grant form. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Ranshi represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the option grant. No underwriting discounts or commissions were paid in connection with the transaction.
Item 5. Other Information
     On October 1, 2005 we initiated an offering of up to 2,000,000 shares of common stock for gross proceeds of $1,500,000. Each investor will also receive stock purchase warrants at a rate of 50% of the shares purchased. The warrants will be exercisable at $1.00 with certain incentive discounts to the exercise price available through December 31, 2008. These shares are being sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. The initial investors were:

	Number
Name	of Shares	Amount
Anthony & Christian Tse	34,000	$25,500
The investors represented that they were accredited investors as defined in Rule 501 of Regulation D at the time of the purchase. The investors delivered appropriate investment representations with respect to the purchase of the shares and consented to the imposition of restrictive legends upon the certificates evidencing such shares. The investors represented that they had not purchased the shares as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. The investors also represented that they had received a term sheet describing the offering and had received copies of, or had access to, all of the reports made by us with the Securities and Exchange Commission. The investors further represented that they had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with the sale of these shares.
     Pursuant to the terms of the Consulting Agreement with Robert Mitro, we issued 7,143 shares of common stock for services provided in the month of October. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Mitro represented that he was an accredited investor as defined in Rule 501 of Regulation D. Mr. Mitro delivered appropriate investment representations with respect to the issuance and consented to the imposition of restrictive legends upon the certificate evidencing such shares. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. He represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the stock issuance. No underwriting discounts or commissions were paid in connection with the transaction.
Item 6. Exhibits
     The following exhibits are included as part of this report:

4.3 & 10.18	Grant of Stock Option Form used pursuant to the 2002 Stock Option/Stock Issuance Plan

31.1	Rule 13a-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a) Certification by Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Caneum, Inc.
Date: November 14, 2005	By:	/s/ Sukhbir Singh Mudan
Sukhbir Singh Mudan, President and Treasurer (Principal executive officer, principal financial officer, and chief accounting officer)