Form 10KSB
period 2005-12-31
CANEUM INC
filed 2006-04-03
CIK 1118961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par Value $.001
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐
Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1)  Yes ☑  No ☐     (2)  Yes ☑  No ☐
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
The registrant’s revenues for the twelve months ended December 31, 2005, were $2,175,271.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
The aggregate market value of the voting stock held by non-affiliates of the registrant (3,768,157 shares) is $2,750,755, computed by reference to the average bid and asked price of the common stock ($0.73) as of March 30, 2006.
At March 30, 2006, there were 6,170,898 shares of the registrant’s common stock outstanding.
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
     On March 24, 2006, we filed with the State of Nevada a Certificate of Designations, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate of Designations”) in connection with the transaction with Barron Partners, LP described below. The Certificate of Designations authorizes and designates 4,000,000 shares of our authorized preferred stock as Series A Preferred Stock, par value $0.50 per share (the “Series A Preferred Stock”). No dividends are payable with respect to the Series A Preferred Stock. The Series A Preferred Stock has only limited voting rights in the event of a proposed adverse change to the powers, preferences or rights of the Series A Preferred Stock, the proposed creation of any class of stock ranking senior as to dividends or distribution of assets upon a liquidation, a proposed amendment to our articles of incorporation or other charter documents in breach of any of the provisions of the Certificate of Designations, an increase in the number of authorized shares of the Series A Preferred Stock, or a proposal to enter into any agreement with respect to the foregoing. Upon any liquidation, dissolution, or winding-up of our company, whether voluntary or involuntary, holders of the Series A Preferred Stock are entitled to receive out of the assets of our company for each share of Series A Preferred Stock an amount equal to $0.50 before any distribution or payment is made to the holders of any junior securities. Each share of Series A Preferred Stock is convertible into one share of our common stock. Shares of Series A Preferred Stock are subject to adjustment in the event of any stock split or stock dividend, or certain equity sales.
Overview
     We provide customers with comprehensive, full-service business process and information technology outsourcing products and services. We seek growth through acquisitions and through an underlying business model for the outsourcing of business process and information technology products and services. We deliver our services through a blend of in-house resources and on-shore, near-shore and/or off-shore capabilities from both English and non-English speaking countries, depending on customer-specific requirements. With delivery capabilities in India and Pakistan, we also monitor off-shore opportunities in other low-cost geographies such as China,

Russia, the Philippines and Vietnam. We employ an agnostic approach to assist with the business planning and strategy that leads to the make-versus-buy decisions of our customers. Fundamentally, this strategy does not rely on off-shore outsourcing alone, but orchestrates the right solution for the requirements of our customers.
     We are also opportunistically looking to consolidate outsourcing product and service companies primarily to expand our revenue base and simultaneously broaden our horizontal capabilities, target vertical markets and geographic reach, in terms of both customers and fulfillment. Our overall goal is to offer an assortment of outsourcing products and services to our customers. This acquisition strategy is intended to operate in parallel with our internal growth and to assist us in expanding both the products and services we provide our existing customers and our overall customer base itself. We believe that the growth of our operations requires faster deployment and a larger pool of skill sets than currently exists exclusively inside our company.
     We provide products and services to our customers through an approach that can combine our own technical and account management team and/or through a number of companies or individuals located off-shore. The core technical capabilities of these off-shore entities include skill sets such as custom development on both J2EE and .NET platforms, remote database administration for Oracle, DB2, and SQL Server, and ERP package configuration and integration. Through our management we also have access to off-shore resources for outsourcing business process services such as call centers, hosted communications services and administrative processes, including human resources, finance and accounting.
Recent Events
     Barron Transaction
     On March 24, 2006, we entered into and closed a funding agreement with Barron Partners, LP (“Barron”). Pursuant to the Preferred Stock Purchase Agreement which set forth the terms of the funding, we issued 4,000,000 shares of Series A Preferred Stock to Barron at $0.50 per share for gross proceeds of $2,000,000. The Series A Preferred Stock is convertible into shares of our common stock on a share-for-share basis, and is subject to adjustment in the event of certain corporate transactions. In addition, if we fail to meet certain adjusted EBITDA targets for 2006 or 2007, we have agreed to issue additional shares of Series A Preferred Stock to Barron, not to exceed 2,600,000 shares. Pursuant to the agreement with Barron, we also issued 4,000,000 A Warrants exercisable at $0.50 per share, 2,000,000 B Warrants exercisable at $1.00 per share, and 2,000,000 C Warrants exercisable at $1.50 per share. The warrants are exercisable immediately and expire on March 24, 2010. At any time that the average closing sale price of our common stock for a period of twenty consecutive trading days equals or exceeds 200% of the then existing exercise price of the warrants, and provided that a registration statement covering the shares underlying the warrants is available for the resale of the common shares, we have the right, upon twenty days written notice to the warrant holders, to call the warrant for cancellation in whole or in part. Maximum potential funding pursuant to our agreement with Barron, including the purchase of the Series A Preferred Stock and assuming the exercise of all of the warrants, of which there is no assurance, is $9,000,000. At closing, we also paid a $50,000 due diligence fee to Barron.
     The Preferred Stock Purchase Agreement also prevents any officer or director of our company from selling any shares for a period of six months from March 24, 2006.
     As placement agent for the funding transaction with Barron, Ascendiant Securities, LLC (“Ascendiant”) received $160,000 at closing and we issued to them 60,000 common shares and 160,000 A Warrants, 80,000 B Warrants, and 80,000 C Warrants. We have also agreed to issue to Ascendiant warrants equal to 8% of the shares issued to Barron upon any future exercise of the outstanding warrants issued to Barron upon the same terms as the warrants so exercised. If all of the warrants are exercised by Barron, we would be obligated to issue a total of 320,000 A Warrants, 160,000 B Warrants, and 160,000 C Warrants to Ascendiant. We have agreed to register the common shares underlying the warrants and the 60,000 common shares issued to Ascendiant.
     In connection with the closing of this funding transaction on March 24, 2006, we entered into a Registration Rights Agreement with Barron and have agreed to register the common shares issuable upon conversion of the outstanding shares of the Series A Preferred Stock and the common shares issuable upon exercise of the warrants held by Barron. If the registration statement is not effective within six months from March 24, 2006, we have agreed to pay liquidated damages equal to 30,000 shares of common stock for each thirty-day period after this six-month period during which the registration statement is not effective, or if we do not maintain the effectiveness of the registration statement, up to a maximum of 240,000 shares.
     Tier One Transaction
     On March 28, 2006, we entered into and closed a Stock Purchase Agreement with Tier One Consulting, Inc. (“Tier One”) and its two shareholders, Michael A. Willner and Robert J. Morris, in which we acquired all of the outstanding shares of Tier One. The purchase price for the shares of Tier One was $2,750,000, of which $1,375,000 was paid at closing and the balance of which is payable in two equal installments on the first and second anniversary of the closing. In addition, we deposited $343,750 into a designated bank account for payment toward the first installment and we agreed to reserve a like amount from our bank lines of credit for payment of the first installment, if necessary. The installment payments are subject to adjustment for certain set-offs for any post-closing undisclosed liabilities of Tier One, enforcement of indemnification provisions by Tier One in the agreement, a decline in the EBIT calculation in the Tier One audited financial statements for 2005, or any increase or decrease in the estimated cost of the audit of the Tier One financial statements for 2005. The funds for the payment at closing and the deposit into the designated bank account were furnished from the funding transaction with Barron described above. As a result of the acquisition of all of the outstanding stock of Tier One from its shareholders, Tier One is now a wholly owned subsidiary of our company with Alan Knitowski, our Chairman, Gary Allhusen, our Executive Vice-President, and Robert J. Morris, our Senior Vice-President, constituting the board of directors of Tier One.

     Effective with the closing of the transaction with Tier One, we entered into two-year full-time employment agreements with Messrs. Willner and Morris and appointed them Senior Vice-Presidents of our company. Each employment agreement provides for a base salary of $200,000 and each person was granted options to purchase 1,000,000 shares of our common stock pursuant to our existing Stock Option/Stock Issuance Plan at $0.83 per share. The options will vest at the rate of 1/16th per calendar quarter beginning with the quarter ending March 31, 2006, with the first 62,500 options vesting on March 31, 2006, subject to early vesting in the event of a corporate transaction and in the event the person dies or is disabled, or if we terminate him without cause.
     Tier One is an information technology services and solutions provider located in Aliso Viejo, California. It was founded in 2003 and has been managed by Messrs. Willner and Morris. It currently has over forty customers, including commercial and government entities. Representative vertical industries associated with Tier One’s customer base include automotive, banking, communications, consumer goods, energy, financial services, insurance, government, media and entertainment, medical, technology, and utilities. Over the last eighteen months, we have outsourced several projects for our clients to Tier One.
Our Outsourcing Products and Services
     Industry Overview
     Management believes that many companies today face increasing customer demands to improve service levels, lower costs and shorten times to market. In this competitive environment, improving business processes and information technology are critical to achieving these objectives. At the same time, the pace of technology evolution has accelerated. In order to remain competitive, companies are increasingly required to adopt emerging technologies.
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
     As the global demand for business process and information technology services has increased, the number of qualified professionals has not kept pace with such demand. As a result, some outsourcing service providers have attempted to access the large talent pool in certain developing countries, particularly India. India is widely acknowledged as a leader in off-shore business process and information technology outsourcing services and has the second largest pool of information technology talent behind the United States. Historically, outsourcing service providers have used the off-shore labor pool primarily to supplement the internal staffing needs of customers. However, evolving customer demands have led to the utilization of off-shore resources for higher value-added services. Such services include application development, software integration, software maintenance and call centers. The use of off-shore personnel can offer a number of benefits, including faster delivery of new solutions, more flexible scheduling and lower costs. However, utilizing an off-shore workforce to provide value-added services presents a number of challenges to business process and information technology service providers.
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
     To best take advantage of this growing trend, Caneum offers two types of services and an advanced mobile enterprise technology product:
     (1) Information technology outsourcing (ITO) comprised of (i) IT Enterprise Software Services, including architecting, integrating, deploying, migrating and maintaining front-end sales force automation (SFA), back-end enterprise resource planning (ERP), case management, expert system and enterprise application software packages, (ii) IT Infrastructure Services, including systems administration, database administration, web development, network optimization, infrastructure audits and system architecture, (iii) Product Development, including hardware, firmware and software coding, development and maintenance for existing product lines and next generation product prototyping, and (iv) IT Assurance Services, including outsourced governance and Sarbanes-Oxley associated compliance solutions.
     (2) Business process outsourcing (BPO) comprised of (i) Customer Support, including call centers and web agents for online, technical, customer and product support, (ii) HR, including benefits packages, pre-employment screening and staffing, (iii) Sales & Marketing, including online web agents, lead generation and distribution channel expansion, and (iv) IR &

PR, including audio transcription and web development, deployment and maintenance for investor communications, (v) Finance & Accounting, including data entry and back office processing.
     (3) Enterprise mobility (EM) is centered on technology from ClairMail, a provider of “one click mobile access to any application from any device.” ClairMail transforms messaging into an access technology, enabling mobile device users to instantly access applications and services with just one-click. The ClairMail approach is one that our management believes is a breakthrough solution for both enterprise mobility and remote information access to secure enterprise information. Its benefits include:
•	1-click access from user’s address book (i.e. e-mail, SMS, IM, etc.)

•	1-click access to any enterprise application (i.e. SAP, Siebel, custom, etc.)

•	no client software or user training

•	no changes to existing enterprise applications

•	Rapid deployment of multiple applications
Caneum is a reseller of ClairMail’s products as well as an exclusive system integrator for the Southwest region in the United States. Through this broad range of solution capabilities, we help our customers optimize their enterprise processes and provide them with the ability to extend those benefits to their mobile workforce. No sales have been reported through December 31, 2005 as a result of our reseller agreement.
     Recent Developments in Our Business
     During 2005 we expanded our customer base to more than 30 companies ranging in size from Fortune 500 on the higher end to Silicon Valley startups on the lower end. Only one customer accounted for more than 10% of our revenue. Countrywide Financial Corporation, accounted for 70% of our 2005 revenues. Another 20% of our 2005 revenues were concentrated among five customers including Panasonic, DIRECTV, On Assignment, Idea Fit and Benefits Group Worldwide.
We had three significant business milestones on the operational side in 2005. In March, we launched our IT Infrastructure Services group which provides architecture, engineering and production support services for the major ERP vendor packages. In July, we acquired a contract for earnings call transcription services which is a key component of our Investor Relations and Support Services line of business. In September, we entered into a partnership agreement with ClairMail to sell its wireless access technology. This technology serves as a foundation for our Enterprise Mobility line of business.
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
•	the absence in some jurisdictions, especially those outside of India, of effective laws to protect our intellectual property rights or any work product produced by off-shore subcontractors;

•	multiple and possibly overlapping and conflicting tax laws;

•	restrictions on the movement of cash;

•	the burdens of complying with a wide variety of national and local laws;

•	political instability which could result in expatriation of our intellectual property without compensation;

•	currency fluctuations, especially if the U.S. dollar is devalued in the foreign country, which could result in Caneum having to pay more for the services provided off-shore;

•	longer payment cycles;

•	restrictions on the import and export of certain technologies;

•	price controls or restrictions on exchange of foreign currencies; and

•	trade barriers which could limit our ability to outsource certain operations to a foreign country.
Our Business Acquisition Strategy
     Acquisition Targets
     Management continues to seek potential acquisition candidates. Although we have issued non-binding letters of intent, we currently have no binding agreements with any of these companies.
     Our potential acquisition activities are divided into two categories which we have designated as strategic acquisitions and opportunistic acquisitions. Strategic acquisitions would generally fit into two specific areas of opportunity. The first area consists of our off-shore subcontractors that would be acquired and run as wholly owned subsidiaries in order to reduce operating costs, to enhance the operating margins of the consolidated entities and to expand the customer base from which both companies could draw to expand their business. The second area consists of new potential subcontractors that when acquired would bring both new or expanded outsourcing capabilities and new customers to our customer base. Opportunistic acquisitions generally fit into business process and/or information technology products or services companies that when acquired would provide us entry into a new market or markets with similar operational benefits to our strategic acquisitions.

     To date, we have investigated, conducted due diligence on and engaged in preliminary negotiation with a number of potential target companies in the area of outsourcing services. These companies have included targets in the United States, Canada, Australia, Romania and India. The majority of the companies evaluated did not meet our acquisition criteria and thus negotiations were terminated. However, to date several of the companies did meet our general acquisition criteria and we continue to explore additional opportunities.
     Management anticipates that such acquisitions would be funded primarily through the issuance of our shares in non-cash transactions. The anticipated result of such acquisitions would be to provide additional business process and information technology products and services and/or to augment our current staff. We seek to acquire mature, quality companies with sound financials, intriguing capabilities, a loyal customer base and talented management teams that have a passion for what they are doing and want to continue to run and grow their companies. We have unrestricted discretion in seeking and participating in a business opportunity.
     We primarily seek to acquire mature, cash flow positive, profitable companies however, we are also interested in identifying additional growth opportunities that are not currently being addressed within the individual company’s business plan. We evaluate these opportunities for the potential to infuse additional capital to fund growth.
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
     We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures may be made available to us through personal contacts of directors, executive officers, stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community, attorneys and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers, beneficial owners or our affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals. Our directors and executive officer have not used any particular consultants, advisors or finders on a regular basis to locate potential business opportunities. However, we subscribe to a service offered by Merger Networks which supplies us with a regular stream of potential acquisition possibilities.
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
Competition
     Outsourcing Services
     We believe that competition in the business process and information technology outsourcing products and services market is based upon the following factors:
•	Speed of response to customer requests;

•	Flexibility and willingness to adapt to customer needs;

•	Responsiveness to customer demands;

•	Number and availability of qualified human resources;

•	Project management capability;

•	Technical expertise;

•	Size and reputation;

•	Brand recognition and geographic presence; and

•	Price.
     It can be assumed that we and any acquired company will compete with numerous large companies that have substantially greater market presence and financial, technical, marketing and other resources than we have. Principally, these competitors include large outsourcing service providers and application software firms such as Accenture, EDS and IBM Global Services; large Indian outsourcing firms such as HCL, Infosys, TCS and Wipro; and smaller Indian outsourcing firms such as Cognizant and Sierra Atlantic, amongst others.
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
     In addition, it is anticipated that each of the prospective acquired companies would face significant competition in its individual market. With limited barriers to entry by others, we believe competition will continue to grow both from new entrants to the market as well as from existing participants, such as software vendors expanding the breadth of their products and services into the market served.
Employees
     At March 31, 2006, we had seven full-time employees, including our Executive Vice President, Gary Allhusen, our Vice President of Infrastructure Services, Andrew Miller, our President, Suki Mudan, our two Senior Vice Presidents, Robert J. Morris and Michael A. Willner, and two employees of Tier One. Two of our directors, Robert Mitro and Alan S. Knitowski, provide consulting services on a regular part-time basis.

ITEM 2. DESCRIPTION OF PROPERTY
     Our administrative offices, consisting of approximately 1,218 square feet of office space, are located at 170 Newport Center Drive, Suite 220, Newport Beach, California, which are the offices of Cygni Capital LLC, a corporation affiliated with Eric Chess Bronk, our founder. We sublease this office space from Cygni Capital LLC on a month-to-month basis pursuant to a sublease dated July 1, 2004. Monthly rent for the space is $1,150.
ITEM 3. LEGAL PROCEEDINGS
     No legal proceedings are reportable pursuant to this item.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2005.
PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our shares have been quoted on the OTC Electronic Bulletin Board since July 12, 2004. Our common stock is currently traded with the trading symbol of “CANM.” The table below sets forth for the periods indicated the high and low sales prices as reported by various private services on the Internet. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2004	Third	$3.00	$1.90
	Fourth	$2.75	$2.05

FISCAL YEAR ENDED DECEMBER 31, 2005	First	$2.20	$1.25
	Second	$1.725	$1.05
	Third	$1.29	$0.70
	Fourth	$1.00	$0.65
     At March 31, 2006, we had 4,911,250 shares of our common stock which were subject to outstanding options to purchase shares and warrants to purchase 333,669 shares. As of such date we had no other outstanding securities convertible into our common stock. At March 31, 2006, we had 1,104,519 outstanding shares for which we have granted piggy-back registration rights, and we had 100,000 shares of our common stock which were subject to outstanding warrants for which we had also granted piggy-back registration rights. We have not proposed to publicly offer any shares of our common stock in a primary offering.
Holders
     At March 30, 2006, we had 125 shareholders of record as reported to us by our transfer agent. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as our transfer agent for our common stock.
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
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR
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
     During the year ended December 31, 2005, the Company had one customer that accounted for at least 10% of the Company’s revenue. For the prior year, the Company had three customers that each accounted for at least 10% of sales.
     Countrywide Financial Corporation, accounted for 70% of our 2005 revenues, Another 20% of our 2005 revenues were concentrated among five customers including Panasonic, DIRECTV, On Assignment, Idea Fit and Benefits Group Worldwide.
     We expect to continue to grow in two ways: first, through the further sales and marketing of our business process and information technology outsourcing products and services, and second, through the acquisition of other business process and information technology outsourcing companies that add to our core capabilities and our available customer base to sell outsourcing products and services.
     On April 20, 2005, we signed a letter of intent to acquire 1138, Inc., a Kansas corporation, doing business as Clarence M. Kelley and Associates. The letter of intent provided for Clarence Kelley to be merged with and into our company. Under the terms of the letter of intent, the shareholders of Clarence Kelley would have received 50% of the purchase price at closing, and that the balance of purchase price would be issued 25% at the end of the first anniversary of the closing and 25% at the end of the second anniversary of the closing, in each case subject to the fulfillment of mutually agreed to performance benchmarks and the terms of a definitive agreement. The installment payments in each case were conditioned upon the company maintaining gross revenue equal to at least 90% of gross revenue at closing and net revenue margin not less than that at closing. All common shares issued by us as part of the purchase price would have included piggyback registration rights. It was contemplated that the purchase price would be subject to offset on negotiated terms and conditions. The number of shares to be issued by us to the shareholders in the proposed transaction would have been appropriately decreased to reflect the intrinsic value of any warrants or options assumed by us or for which replacement options or warrants with equivalent economic benefits were issued by us. On August 2, 2005, we extended the letter of intent until March 31, 2006. On March 31, 2006, we allowed the LOI to expire without executing a binding definitive agreement. At this point, both companies continue discussions concerning an acquisition, but there can be no assurance that we will be successful in achieving closure on the proposed transaction. In the interim, both companies have executed a reseller agreement such that Caneum will offer Clarence Kelley’s pre-employment screening and background investigations capability as a core component to its human resources business process outsourcing (BPO) offering to its customers.

Critical Accounting Policies
     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to our critical accounting policies for the year ended December 31, 2005.
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
Results of Operations
     Revenue
     Revenue was $2,175,271 and $534,752 for the years ended December 31, 2005 and 2004, respectively, representing an increase of $1,640,519 or 307%. The Company’s increased marketing effort has resulted in several Business Process Outsourcing contracts which have occurred this year and continue to generate revenue. This is the first year for which the contracts with Countrywide and DirecTV have been ongoing. The Company also contracted with other customers which have potential to generate greater revenue in future quarters.
     Cost of revenue and Gross Profit
     Cost of revenue was $1,676,112 and $385,314 for the year ended December 31, 2005 and 2004, respectively, representing an increase of $1,290,798 or 335%. The increase in absolute dollars was due to the increased activity. The resulting gross margin was 23% and 28% for the years ended December 31, 2005 and 2004, respectively. The decrease in the gross margin is primarily due to the fact that the Company has more consultants utilized on longer term contracts with lower margin. The Company’s margins were also impacted as it built up its transcription business during the third quarter. This business is now profitable.

     Operating expenses
     Operating expenses were $1,775,041 and $1,292,027 for the years ended December 31, 2005 and 2004, respectively, representing an increase of $483,014 or 37%. The major components of the increase were an increase in stock based compensation expense of $164,939 and increase in compensation and benefits costs including bonus of $124,921.
     Payroll, (excluding bonus), and related expenses are approximately 46% of the operating expenses and amounted to $812,894 and $687,973 for the years ended December 31, 2005 and 2004, respectively. The increase of $124,921 or 18% resulted from the fact that most of the current employees were not in place throughout 2004 and early 2005.
     Stock based compensation expense is approximately 19% of the operating expenses and amounted to $339,239 and $174,300 for the years ended December 31, 2005 and 2004, respectively, This increase of $164,939 or 94% resulted largely from the increased number of options vesting as the Company met its performance targets and incentivised employees and consultants.
     The Company calculates the cost of being public to include legal and accountant’s fees, filing fees and investor relations. These expenses are approximately 17% of the operating expenses and amounted to $293,591 and $207,368 for the years ended December 31, 2005 and 2004, respectively. This increase of $86,223 or 41% resulted largely from the fact that the Company was not public until July of 2004. In addition, the Company’s audit and accounting fees increased in 2005.
     During 2004, the Company incurred abandonment acquisition costs of $136,866, and there were no similar charges recognized during 2005.
     Other income (expense)
     Other income (expense) was $1,737 and ($76,425) for years ended December 31, 2005 and 2004, respectively. This expense of $76,425 in the year ended 2004 was due to realized losses on the sales of securities. The Company no longer has available-for-sale securities.
     Net loss
     We had a net loss of $1,274,945 and $1,356,680 for the year ended December 31, 2005 and 2004, respectively. Additional sales contracts will result in increased gross profit and the Company anticipates reaching breakeven sometime in 2006.
Liquidity and Capital Resources
     Cash and cash equivalents were $99,760 and $506,790 as of December 31, 2005 and 2004, respectively. The decrease in cash and cash equivalents was a result of the cash used in operations of $1,039,585 and cash used for investing in fixed assets of $16,028 offset by cash from financing activities of $648,583.
     Net cash used by operations was $1,039,585 and $920,429 for the years ended December 31, 2005 and 2004, respectively. The increase in cash used by operations was largely due to the increase in the net loss and an increase in working capital requirements as the Company continued to finance its growth.
     Net cash used (provided) by investing activities was $16,028 and ($9,832) for the year ended December 31, 2005 and 2004, respectively. During the 2004 period, the Company generated cash flow from the net sales of its available-for-sale securities.
     Net cash provided by financing activities was $648,583 and $636,000 for the years ended December 31, 2005 and 2004, respectively. During the years ended December 31, 2005 and 2004, we raised gross proceeds of $490,000 and $636,000 respectively, from the issuance of common stock. During the year ended December 31, 2005, we received $151,250 from the exercise of options and we utilized $6,833 of a $100,000 credit line.
     On March 24, 2006, we entered into and closed a funding agreement with Barron Partners, LP (“Barron”). Pursuant to the Agreement, which is more fully described in Part I, we issued 4,000,000 shares of Series A Preferred Stock to Barron at $0.50 per share for gross proceeds of $2,000,000. These proceeds were used to fund the purchase of Tier One and for general corporate purposes. While both of these transactions are more fully described elsewhere, management believes that the funding and acquisition will enable us to attain a cash neutral position within the next year.
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
Off-Balance Sheet Arrangements
     During the three months ended December 31, 2005, we did not engage in any off-balance sheet arrangements.
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
ITEM 7. FINANCIAL STATEMENTS
     Our financial statements required by this item are set forth immediately following the signature page of this annual report.
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 8B. OTHER INFORMATION
     No items are reportable pursuant to this item.
PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Current Management and Significant Employee
     The following table sets forth as of March 30, 2006, the name, age, and position of our executive officers and directors and the term of office of these directors:

			Director
Name	Age	Position(s)	Since
Sukhbir Singh Mudan	57	Director, President & Treasurer	2002
Alan S. Knitowski	36	Chairman	2003
Robert F. Mitro	64	Director	2003
Avtar Singh Ranshi	59	Director	2003
Luan Dang	34	Director & Vice-Chairman	2005
Gary D. Allhusen	44	Executive Vice-President	—

			Director
Name	Age	Position(s)	Since
Andrew Miller	35	Vice-President, Infrastructure Services	—
Michael A. Willner	51	Senior Vice-President	—
Robert J. Morris	36	Senior Vice-President	—
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
     Set forth below is certain biographical information of our executive officers and directors, and our significant employee:
     Sukhbir Singh Mudan has been the President since August 1, 2002, Treasurer since June 11, 2003, and Director of the board since August 1, 2002. Mr. Mudan was the COO and Venture Partner of IP Capital Partners in La Jolla, California from 2001 to 2002. IP Capital Partners was focused on identifying and creating value in early to mid stage technology companies that are poised to become future leaders in their specific market segments. IP Capital leverages its access and special ties to the region’s universities and research centers with its deep business community and industry contacts to identify and facilitate the growth of next generation technology companies. From 1998 to 2001 Mr. Mudan was a senior consultant at Nextera Interactive, a technology and management consulting company that was part of Knowledge Universe. In 1985, he founded Comwave Inc., originally a Packet Data radio company and subsequently a fax broadcasting company that was acquired by a publicly traded company in 1994. In his capacity as CEO, he led the company from a small UK based company to becoming a global company with offices in various countries interconnected by a private data network. Previously, from 1981 to 1985, Mr. Mudan was a strategy consultant with Booz Allen and Hamilton. Mr. Mudan graduated in Chemical Engineering from Imperial College, London University and holds a Masters degree in Management Studies from Balliol College, Oxford University.
     Alan S. Knitowski has been the Chairman of the board since June 11, 2003. Since November 2000, he has been involved in a number of companies in a number of ongoing capacities including: advisory board member of IntEnt Media Ventures, Director of Windspring, Inc., formerly Zentronix Pty Limited (Australia), and angel investor in numerous privately held technology, media, biotechnology and energy companies, including Vonage Holdings, Inc. He has also been the Chairman of Trycera Financial, Inc., since June 2004, Co-Manager of Trymetris Capital Management LLC since April 2004 and Managing Partner of Ecewa Capital Group LLC since January 2004. From August 2000 to July 2003, Mr. Knitowski was Co-Founder and Director of Telverse Communications, a next-generation advanced services ASP focused on wholesale communications services for carriers, service providers and value-added resellers, which was acquired by Level 3 Communications. From November 2000 to March 2003, Mr.

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
     From December 2000 to October 2002, Mr. Knitowski was an investor and Director of vCIS, a proactive software behavior analysis and anti-virus security company, and helped negotiate and structure its acquisition by Internet Security Systems. Additionally, from April 1999 to October 2002, he was a Founding Director of both the Open Multimedia Protocol Alliance and the International Softswitch Consortium, which were subsequently merged and scaled to nearly 200 companies prior to renaming itself to become the International Packet Communications Consortium in 2003. During his tenure at the consortium, Mr. Knitowski served as its Vice Chairman, Co-Chair of its Government Liaison Working Group and one of its external evangelists.
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
     Robert F. Mitro was the Vice Chairman of the board from June 11, 2003, until 2005, and has been a Director of the company since 2003. He had been retired since October 2002. Since January 2004, he has also been the Chairman of the board for Windspring, Inc. [formerly Zentronix Pty Limited (Australia)], which has introduced an innovative data miniaturization software technology to supersede traditional compression technology for wireless, digital mapping and high speed storage and search applications. In February 2005, Mr. Mitro also assumed the WindSpring CEO position. From January 2001 until October 2002, he was President and CEO of vCIS, Inc., a proactive software behavior analysis and anti-virus security company which was acquired by Internet Security Systems in 2002. Prior to joining vCIS Technology, Mr. Mitro has held numerous executive positions including President of eCycle, Inc. from January 1998 to April 1999; President and COO of Engelhard/ICC from June 1994 to April 1995; Senior Vice-President and General Manager of PictureTel Sales, Marketing and Services Group from September 1988 to June 1994; Vice-President Sales and Marketing for Harris Corporation from October 1985 to July 1988; plus Group Director for IBM Storage Systems Group from October 1984 to September 1985, and Manager for IBM Engineering/Scientific

Marketing from March 1981 to September 1984 during a 17 year career at IBM from November 1968 to September 1985. In addition to his general management experience, Mr. Mitro has had a successful 30 year sales, marketing and business development career in maximizing revenues and profits for a variety of companies in the high tech industry, including extensive experience in business strategy and development, organization development, market entry for emerging products and markets, global market and channel development; strategic partner alliances, and joint venture investment strategies for both large corporations and start-up companies alike. Mr. Mitro has recently served on the board of directors of Vovida Networks from February 1999 to November 2000 when it was acquired by Cisco Systems. He has served as a director of Telverse Communications from August 2000 to July 2003 when it was acquired by Level 3 Communications, and vCIS Technology from January 2001 to October 2002 when it was acquired by Internet Security Systems. Mr. Mitro received a Bachelor of Engineering from Stevens Institute of Technology, Hoboken, New Jersey, in 1965, and completed Executive Programs at the Graduate Schools of Business at Harvard University in 1975 and the University of Michigan in 1979.
     Dr. Avtar Singh Ranshi has been a Director of the board since 2003, and has also been a director of Spotform, PLC, an English limited liability company engaged in the car and van rental business, since 1991. He received his Bachelor of Science, Masters of Science, and Doctorate degrees from the University of Manchester, UK, in 1970, 1972, and 1974, respectively. Dr. Ranshi worked for four years, from 1975 to 1978, for National Nuclear Corporation primarily focusing on the structural impact of an earthquake or aircraft impact on nuclear power stations. He then worked for twelve years, from 1978 to 1990, for SDRC, a US company, where he held several management positions in Technical Support, Sales, Marketing and General Management with profit and loss responsibility. With SDRC he also spent four years in Germany as the Country Manager for Central Europe with complete control of all business in Germany, Austria, Switzerland and emerging eastern European countries. Dr. Ranshi has authored several technical papers in international journals from his Masters and Doctoral research, as well as from his work at National Nuclear Corporation and SDRC. He has also presented technical papers at several international conferences.
     Luan Dang has been a Director of the board since 2005, and Vice Chairman of the board since 2005. He has also been a Director for Trycera Financial, Inc., since June 2004, and was previously a Director of Engineering for Cisco Systems from November 2000 until March 2005, overseeing the development of VoIP products and strategies and the next generation SIP call control. From February 1999 until November 2000, he co-founded and was employed by Vovida Networks, a software development firm for packet communications, as CTO and senior vice president. Upon its acquisition by Cisco Systems, Mr. Dang worked for Cisco’s Voice Technology Group until his departure in March 2005, and introduced VoIP product capabilities into the Linksys product line upon its acquisition by Cisco. From 1999 to 2002, Mr. Dang also served as a member of the Technical Advisory Council for the International Softswitch Consortium, which has since become the International Packet Communications Consortium http:///. In addition to filing two telephony patents for voice-over-IP in 1999 and caller IP in 1998, he holds a patent on display screen management apparatus in 1997. Mr. Dang received his Bachelor of Science degree in computer science from the University of California at San Diego in 1992. He received his Masters of Science degree in computer science from Stanford University in 1996. Mr. Dang has been an honored speaker at national and international conferences in the telecom industry, including acting as Chairman of the Media Gateway Control 2000 Conference in La Defense, France.
     Gary D. Allhusen was appointed as our Executive Vice-President on March 17, 2004, and Assistant Secretary to the board in 2005. From February 2003 until March 2004, Mr. Allhusen was a Director in the Communications Industry Practice with EDS selling and delivering large transformational consulting and outsourcing programs. Mr. Allhusen also set up EDS’ strategic transformational outsourcing practice focused on the business and information technology transformational outsourcing market. From July 2000 through January 2003 Mr. Allhusen was a Principal with A. T. Kearney, a high value management consulting firm and subsidiary of EDS. While at A. T. Kearney, Mr. Allhusen focused on providing information technology strategy and alignment consulting services to large multi-national organizations. He was also responsible for embedding business process transformation and information technology operational excellence services into large EDS outsourcing deals. Major clients of Mr. Allhusen included Sprint, Bechtel, i2 Technologies, Hewlett-Packard, Boeing, Solar Turbines, Jet Propulsion Laboratory, Warner Brothers Studios, and Warner/Elektra/Atlantic. From June 1994 until July 2000, he was employed by Ernst & Young LLP. From June 1989 through May 1994, he was employed by Hughes Space and Communications Company and from August 1984 through August 1987, he was employed by the New York State Energy Research and Development Authority.
     In 1984, Mr. Allhusen received a Bachelor of Science degree in mechanical and aerospace engineering from Sibley School, Cornell University. In 1989, he received his MBA from Johnson Graduate School of Management, Cornell University. And in 1993 he received a Master of Engineering degree in operations research and industrial engineering from the School of Operations Research and Industrial Engineering, Cornell University. He has published and spoken at major conferences on the topic of Information Technology Strategy and Alignment. He is also active on the Management Committee for the Special Olympics of Southern California Summer Games’ Tennis Venue where he is responsible for running the annual competition.
     Andrew Miller has been our Vice President of Infrastructure Services since December 2005, and was Director of Infrastructure Services since April 2005. From August 2002 to April 2005, he was a Manager for Deloitte Consulting LLP, performing information technology consulting. From October 2001 to August 2002, he was Director of Consulting Services for Axcent Solutions, Inc., a company that provided information technology consulting. Mr. Miller received his Bachelor of Arts degree in chemistry from Cal State Sonoma in 1992.
     Michael A. Willner has served as our Senior Vice-President since March 28, 2006. He has served as President of Tier One Consulting, Inc., our wholly owned subsidiary, since March 2003. From January 2002 until January 2003 he was employed as Senior Vice-President of Sertan, a software company. From June 1999 until October 2001, Mr. Willner was employed as President of NetStrike Worldwide, an employee management firm. He received his Juris Doctor degree from Antioch School of Law in 1979.

     Robert J. Morris has served as our Senior Vice-President since March 28, 2006. He has served as Vice-President and Chief Financial Officer of Tier One Consulting, Inc., our wholly owned subsidiary, since March 2003. From October 2000 until October 2002 he was employed as Vice-President of Operations for Net-Strike Worldwide, a professional IT services company. Mr. Morris received his MBA degree in 1998 from Loyola Marymount.
Board Committees and Advisors
     Audit and Compensation Committees. In August 2003, our board created an Audit Committee and a Compensation Committee. Luan Dang and Dr. Avtar Singh Ranshi currently serve on each committee as independent directors. Mr. Dang is chair of the compensation committee and Dr. Ranshi is chair of the audit committee. Our board of directors has determined that we do not have an audit committee financial expert serving on our Audit Committee. Our board has determined that the need for an audit committee financial expert during our initial phase of operations does not warrant the expense to retain such an expert.
     Advisory Board. In October 2003, we established an advisory board to assist management in its business goals. The members of the Advisory board are Jason Daggett, Roger Goulette, and Chris Deelsynder. Jason Daggett was appointed to the advisory board effective July 28, 2004. On December 30, 2005, we appointed an additional member and chairman to the advisory board, Roger Goulette. As compensation to him for accepting this appointment, we granted to him 40,000 shares and options to purchase a total of 50,000 shares at $.85 per share. The shares vest based on performance and is tied to generating $500,000 in revenue. Each quarter we divide the revenue attributed to Mr. Goulette for the quarter by $500,000 to calculate the percentage of the stock grant that would vest for that quarter. Of the options, 40,000 options vest one-eighth (1/8th) at the end of each 90 day period, provided that Mr. Goulette remains on the advisory board, and 10,000 options vest one-fourth (1/4th) at the end of each 90 day period, provided that Mr. Goulette remains as the chairman of the advisory board. The options also vest immediately in the event of a Corporate Transaction, as defined in the 2002 Stock Option/Stock Issuance Plan. The stock and options were granted under our 2002 Stock Option/Stock Issuance Plan. On March 22, 2006, Chris Deelsynder was appointed to the advisory board. As compensation to him for accepting this appointment, we granted to him 40,000 shares and options to purchase 40,000 shares at $.83 per share. The shares vest based on performance and is tied to generating $500,000 in revenue. Each quarter we divide the revenue attributed to Mr. Deelsynder for the quarter by $500,000 to calculate the percentage of the stock grant that would vest for that quarter. Of the options, 40,000 options vest one-eighth (1/8th) at the end of each 90 day period, provided that Mr. Deelsynder remains on the advisory board. The options also vest immediately in the event of a Corporate Transaction, as defined in the 2002 Stock Option/Stock Issuance Plan. The stock and options were granted under our 2002 Stock Option/Stock Issuance Plan.
     Disclosure Committee. On March 10, 2004, we created a Disclosure Committee composed of our President, Chairman and Chair of our Audit Committee. The purpose of the Disclosure Committee is to assist our principal executive officer and the principal financial officer in fulfilling their responsibility for oversight of the accuracy and timeliness of disclosures made by us in our period reports.
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
Compliance with Section 16(a) of the Exchange Act
     The following table identifies each person who, at any time during the fiscal year ended December 31, 2005, was a director, officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

		Number of
		Transactions Not
	Number of Late	Reported on a
Name	Reports	Timely Basis	Reports Not Filed
Gary Allhusen	1	1	0
Luan Dang	1	1	0
Alan Knitowski	2	2	0
Andrew Miller	1	1	0
Robert Mitro	5	6	0
Sukhbir Singh Mudan	1	2	0
Douglas Wadkins	1	2	0

ITEM 10. EXECUTIVE COMPENSATION
Compensation of Executive Officers
     Summary Compensation Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company for the years ended December 31, 2005, 2004, and 2003:

	SUMMARY COMPENSATION TABLE
							Long-Term Compensation
		Annual Compensation					Awards		Payouts
								Securities
					Other Annual		Restricted Stock	Underlying Options/		All Other
Name & Principal		Salary	Bonus		Compensation		Award(s)	SARS	LTIP Payouts	Compensation
Position	Year	($)	($)		($)		($)	(#)	($)	($)
Sukhibir Singh	2005	$120,000	$42,000	(1)	15,069	(2)	-0-	-0-	-0-	-0-
Mudan, President	2004	$120,000	$32,401	(3)	$12,919	(2)	-0-	1,000,000	-0-	-0-
(CEO)	2003	$53,534	-0-		$6,468	(2)	-0-	-0-	-0-	-0-
Gary D. Allhusen,	2005	$120,000	$42,600	(4)	15,069	(2)	-0-	-0-	-0-	-0-
Executive	2004	$93,692	-0-		$9,689	(2)	-0-	750,000	-0-	-0-
Vice-President	2003	-0-	-0-		-0-		-0-	-0-	-0-	-0-
Andrew Miller,	2005	$87,692			7,063	(2)	-0-	500,000	-0-	-0-
Vice-President	2004	-0-	-0-		-0-		-0-	-0-	-0-	-0-
	2003	-0-	-0-		-0-		-0-	-0-	-0-	-0-

(1)	At the discretion of the compensation committee, the bonus was issued as 59,155 shares of common stock with a fair market value of $0.71 per share on the date of issuance.

(2)	This figure includes insurance premiums paid by us for medical, dental, and vision healthcare coverage.

(3)	At the discretion of the compensation committee, the bonus was issued as 13,065 shares of common stock with a fair market value of $2.48 per share on the date of issuance.

(4)	At the discretion of the compensation committee, the bonus was issued as 60,000 shares of common stock with a fair market value of $0.71 per share on the date of issuance.
     Option Grants Table. The following table sets forth information concerning individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2005.

OPTIONS GRANTS IN LAST FISCAL YEAR
(Individual Grants)

Number of
	securities	Percent of total
	underlying options	options granted to	Exercise or base
	granted	employees in last	price
Name	(#)	fiscal year	($/Share)	Expiration date
Sukhibir Singh Mudan	-0-	-0-	-0-	n/a
Gary D. Allhusen	-0-	-0-	-0-	n/a
Andrew Miller	350,000	70%	$1.58	04/11/10
	150,000	30%	$0.71	11/16/10
          Aggregated Option Exercises and Fiscal Year-End Option Value Table. The following table sets forth certain information regarding stock options exercised during the fiscal year ended December 31, 2005, and held as of December 31, 2005, by the executive officers named in the Summary Compensation Table.
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

			Number of
			Securities
			Underlying	Value of Unexercised
			Unexercised Options	In-The-Money Options
			at Fiscal	at Fiscal
			Year-End(#)	Year-End($)(1)
	Shares acquired on		Exercisable/	Exercisable/
Name	exercise (#)	Value realized ($)	Unexercisable	Unexercisable
Sukhbir Singh Mudan	-0-	-0-	1,000,000/-0-	$2,250,000/-0-	(1)
Gary D. Allhusen	-0-	-0-	631,250/118,750	$1,420,313/$267,188	(1)
Andrew Miller	-0-	-0-	118,585/381,415	$266,816/858,184	(1)

(1)	At December 31, 2005, the fair market value of the shares underlying the unexercised options was $2.25 per share.
Employment and Consulting Contracts
          On October 28, 2003, our Compensation Committee approved employment agreements with Sukhbir Singh Mudan, our President, and Alan S. Knitowski, our Chairman. The following description sets forth the material individual terms of these agreements:
•	Sukhbir Singh Mudan. The initial period of the employment agreement for Mr. Mudan is three years. Beginning on the expiration date, and on each anniversary thereafter, unless it is terminated earlier as provided therein or Caneum delivers written notice to Mr. Mudan of its intention not to extend the Agreement at least ninety days before such anniversary date, the term of the employment agreement will automatically be extended for one additional year. He is required to devote not less than 100% of his business time to the business of Caneum. His base salary is $120,000 per annum. He received options to purchase 1,000,000 shares at $.55 per share as additional compensation for entering into the agreement. As of June 30, 2005, all of these options had vested and were available for exercise. On October 26, 2004, the Compensation Committee granted 13,065 restricted shares to Mr. Mudan as a performance bonus for 2004. These shares vested on January 2, 2005. On November 16, 2005, the Compensation Committee granted 59,155 restricted shares to Mr. Mudan as a performance bonus for 2005. These shares vested on January 2, 2006.

•	Alan S. Knitowski. The employment agreement with Mr. Knitowski will continue until terminated by one of the parties as provided therein. Mr. Knitowski is required to devote his best efforts to performing well all duties that Caneum may reasonably assign to him from time to time during the term of the agreement, but he will not be required to devote in excess of 25% of his business time and effort to providing these services. His base salary is $120,000 per annum. He received options to purchase 1,000,000 shares at $.55 per share as additional compensation for entering into the agreement. As of June 30, 2005, all of these options had vested and were available for exercise. On October 26, 2004, the Compensation Committee granted 14,033 restricted shares to Mr. Knitowski as a performance bonus for 2004. These shares vested on January 2, 2005. On November 16, 2005, the Compensation Committee granted 76,056 restricted shares to Mr. Knitowski as a performance bonus for 2005. These shares vested on January 2, 2006.
          On March 17, 2004, our Compensation Committee approved an employment agreement with our Executive Vice-President, Gary D. Allhusen. The initial period of the employment agreement for Mr. Allhusen is three years. Beginning on the initial expiration date, and on each anniversary thereafter, unless it is terminated earlier as provided therein or Caneum delivers written notice to Mr. Allhusen of its intention not to extend the employment agreement at least ninety days before such anniversary date, the term of the employment agreement will automatically be extended for one additional year. He is required to devote 100% of his business time to the business of Caneum. His base salary is $120,000 per annum. He received options to purchase 750,000 shares at $.75 per share as additional compensation for entering into the agreement. As of September 30, 2005, the first 500,000 options had vested and were available for exercise. The remaining 250,000 options will vest at the rate of 6,250 per $125,000 of new top line revenue that he delivers to Caneum, with the lone requirement that it must be profitable revenue in accordance with Caneum policies/guidelines, which have not yet been established, and any of these options which are unvested on September 17, 2006, will immediately vest. At March 7, 2006, a total of 131,250 of these options had vested.
          Effective with the closing of the transaction with Tier One on March 28, 2006, we entered into two-year full-time employment agreements with Michael A Willner and Robert J. Morris and appointed them Senior Vice-Presidents of our company. In the event of a corporate transaction the term of the agreement will be automatically extended for a period of four years from March 28, 2006, and any unvested options granted pursuant to the Agreement will immediately vest. Each employment agreement provides for a base salary of $200,000 and each person was granted options to purchase 1,000,000 shares of our common stock pursuant to our existing Stock Option/Stock Issuance Plan at $0.83 per share. The options will vest at the rate of 1/16th per calendar quarter beginning with the quarter ending March 31, 2006, with the first

62,500 options vesting on March 31, 2006, subject to early vesting in the event of a corporate transaction and in the event the person dies or is disabled, or if we terminate him without cause.
     Each of the employment agreements for the above named individuals contains the following provisions which apply to each of the parties:
•	Each employee, except Messrs Allhusen, Morris, and Willner, is eligible to receive an annual performance bonus between 25% and 100% of the then applicable base salary upon achievement of annual performance objectives payable either in cash or stock. For 2004 no specific performance bonuses were established, but bonuses were granted by the Compensation Committee based on a review of the employee’s performance during 2004. Performance bonuses for 2004 were paid in common stock of Caneum only and no cash bonuses were granted. Performance objectives for subsequent years will be established by the Chairman, and in the case of performance objectives for the Chairman, by the compensation committee, for each calendar year beginning with the year ending December 31, 2005. These performance objectives have not yet been established.

•	Each employee, together with his spouse and dependents, is entitled to participate in any employee benefit plans maintained by the Company of general applicability to other senior executives, including, without limitation, group medical, dental, vision, disability, life insurance, flexible-spending account, 401(k) and other plans.

•	The employee is entitled to four weeks paid vacation per year.

•	Each agreement contains customary termination provisions. The agreements will be terminated by Caneum due to the death or disability of the employee, in which event Caneum shall pay the base salary through the date of termination and all unexercised options will immediately vest. The agreement may also be terminated by Caneum for cause, in which event Caneum will pay the base salary through the date of termination, but all unexercised options shall lapse. Caneum may also terminate the agreements without cause upon ninety days’ notice, in which event Caneum will pay the base salary through the date of termination, and all unexercised options will immediately vest, except in the case of Messrs Allhusen, Willner, and Morris, for whom only one-half of the unexercised options will vest. The employee may terminate the employment agreement at any time, in which event Caneum will pay the base salary through the date of termination, but all unexercised options shall lapse.

•	Each agreement also contains certain confidentiality covenants, but does not contain non-competition or anti-piracy provisions.

•	Each agreement contains covenants that for a period of twelve months following termination of employment, the employee will not solicit another employee to leave Caneum.

     On March 4, 2005, our audit committee approved a consulting agreement with Robert F. Mitro, a Director of our board. Mr. Mitro originally provided services pursuant to an employment agreement approved on October 28, 2003, but the current consulting agreement replaces it in its entirety. The initial period of the consulting agreement for Mr. Mitro is until October 23, 2006. Beginning on the initial expiration date, and on each anniversary thereafter, unless it is terminated earlier as provided therein or Caneum delivers written notice to Mr. Mitro of its intention not to extend the employment agreement at least ninety days before such anniversary date, the term of the consulting agreement will automatically be extended for one additional year. During the term of the consulting agreement, Mr. Mitro will provide services at the request of the President, CEO, or the board, relating to strategic planning, corporate and product development, and general business and financial matters. He will not be required to devote in excess of 25% of his time to these duties. His base salary is $60,000 per annum, payable in common stock at a price per share equal to the average bid price of Caneum’s common stock for the prior 20 business days prior to the end of each month. Pursuant to his original employment agreement, Mr. Mitro received options to purchase 750,000 shares at $.55 per share as additional compensation for entering into the agreement. As of June 30, 2005, all options had vested and were available for exercise. Pursuant to the terms of his consulting agreement, these options will continue in effect. On October 26, 2004, the Compensation Committee granted 6,049 restricted shares to Mr. Mitro as a performance bonus for 2004. These shares vested on January 2, 2005.
Compensation of Directors
     Standard Arrangements for Outside Directors. Directors are permitted to receive fixed fees and other compensation for their services as directors, as determined by our board of directors. The board has adopted a policy to compensate non-employee directors. Each such director receives options for each year of service. At the commencement of each year of service as a non-employee director, the person receives options to purchase 25,000 shares. The options are exercisable at market value on the date of grant based upon the average closing bid price for the ten trading days immediately preceding appointment or the anniversary date. The board also grants annual options to purchase 10,000 shares for these directors to serve on a committee of the board, and 5,000 shares to chair the committee. These options vest as to 25% of the options every three months, starting on the date of grant. They expire ten years from the date of grant.
     Pursuant to our standard arrangements for outside directors, on May 2, 2005, our board of directors granted to Luan Dang, one of our outside directors, stock options to purchase 50,000 shares. These options were granted in connection with his appointment as a director and for his appointment to the audit and compensation committees, and as chairman of the compensation committee. The options were granted pursuant to our Stock Option/Stock Issuance Plan. The options are exercisable at $1.49 per share and expire ten years from the date of grant. The options vest at the rate of 25% at the end of each three-month period from the date of grant.
     Also pursuant to our standard arrangements for outside directors, on August 14, 2005, our board of directors granted to Avtar Ranshi, one of our outside directors, stock options to purchase 50,000 shares. These options were granted in connection with his yearly service as a director and for his continued service on the audit and compensation committees, and as chairman of the audit committee. The options were granted pursuant to our Stock Option/Stock Issuance Plan. The options are exercisable at $1.11 per share and expire ten years from the date of grant. The options vest at the rate of 25% at the end of each three-month period from the date of grant.
     Other Arrangements. Pursuant to their employment agreements, Sukhbir Singh Mudan , Alan S. Knitowski, and Robert Mitro, three of our directors, were granted stock bonuses by the Compensation Committee for 2004. Mr. Mudan received 13,065 shares, Mr. Knitowski received 14,033 shares, and Mr. Mitro received 6,049 shares. The shares were granted on October 26, 2004, and vested on January 2, 2005.
     Pursuant to their employment agreements, Mr. Mudan and Mr. Knitowski were granted stock bonuses by the Compensation Committee for 2005. Mr. Mudan received 59,155 shares and Mr. Knitowski received 76,056 shares. The shares were granted on November 16, 2005, and vested on January 2, 2006.
     The Compensation Committee also gave a discretionary stock bonus of 60,000 shares to Gary Allhusen, for performance in 2005. The shares were granted on November 16, 2005, and vested on January 2, 2006.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth certain information from reports filed by the named parties, or furnished by current management, concerning the ownership of our common stock as of March 30, 2006, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

	Amount and Nature
Name and Address	of Beneficial
of Beneficial Owner	Ownership (1)		Percent of Class
Sukhbir Singh Mudan	1,279,155	(2)	17.95%
13542 Caminito Carmel Del Mar, CA 92014

Alan S. Knitowski	1,951,756	(3)	27.64%
170 Newport Center Drive Suite 220 Newport Beach, CA 92660

	Amount and Nature
Name and Address	of Beneficial
of Beneficial Owner	Ownership (1)		Percent of Class
Robert F. Mitro	1,231,376	(4)	18.19%
20 East Main Street Suite 19 Los Gatos, CA 95030

Avtar Singh Ranshi	237,500	(5)	3.79%
66 Marshals Drive St. Albans, Hertfordshire UK ALI 4RF

Luan Dang	328,750	(6)	5.2%
170 Newport Center Drive Suite 220 Newport Beach, CA 92660

Gary D. Allhusen	691,250	(7)	10.16%
170 Newport Center Drive Suite 220 Newport Beach, CA 92660

Andrew Miller	143,585	(8)	2.27%
170 Newport Center Drive Suite 220 Newport Beach, CA 92660

Michael A. Willner	62,500	(9)	1%
65 Enterprise Drive Aliso Viejo CA 92656

Robert J. Morris	62,500	(10)	1%
65 Enterprise Drive Aliso Viejo CA 92656

Executive Officers and	5,863,372		62.17%
Directors as a Group (9 Persons)

Jason Daggett	405,333	(11)	6.51%
4080 Paradise Rd. Suite 15-168 Las Vegas, NV 89109

Trymetris Capital Fund I, LLC	350,333	(11)	5.68%
170 Newport Center Drive Suite 220
Newport Beach, CA 92660

31

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. Applicable percentages are based on 6,170,898 shares of our common stock outstanding on March 30, 2006.

(2)	Includes 954,546 issuable pursuant to vested options.

(3)	Includes 1,060,089 shares held of record by a family trust controlled by Mr. Knitowski. Also includes 725,000 shares issuable pursuant to vested options and 166,667 shares issuable upon exercise of warrants.

(4)	Includes 631,376 shares held of record by a living trust controlled by Mr. Mitro. Also includes 600,000 shares issuable pursuant to vested options.

(5)	Includes 87,500 shares issuable pursuant to vested options.

(6)	Includes 118,750 issuable pursuant to vested options and 33,333 shares issuable upon exercise of warrants.

(7)	Includes 631,250 shares issuable pursuant to vested options.

(8)	Includes 143,585 shares issuable pursuant to vested options.

(9)	Consists of shares issuable upon exercise of options granted to Mr. Willner.

(10)	Consists of shares issuable upon exercise of options granted to Mr. Morris.

(11)	Includes 55,000 shares issuable pursuant to vested options. Also includes 350,333 shares held of record by Trymetris Capital Fund I, LLC, a private investment fund. Mr. Daggett and Alan S. Knitowski, our Chairman, are the managing members of the limited liability company which manages the fund, although Mr. Knitowski has no power to vote or dispose of the shares of Caneum owned by the fund and therefore disclaims any beneficial interest in these shares.
2002 Stock Option/Stock Issuance Plan
     On December 18, 2002, our Board of Directors adopted the 2002 Stock Option/Stock Issuance Plan. Our shareholders approved the plan in June of 2003. The purpose of the plan is to provide eligible persons an opportunity to acquire a proprietary interest in our company and as an incentive to remain in the service of the company.
     There were 3,000,000 shares of common stock initially authorized for nonstatutory and incentive stock options and stock grants under the plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations. On March 10, 2004, the Board of Directors authorized an amendment to the plan to increase the number of shares of common stock under the plan to 7,500,000, subject to shareholder approval. The shareholders approved the increase on February 28, 2005. On March 22, 2006, the Compensation Committee approved an increase in the number of shares of common stock under the plan to 15,000,000, subject to shareholder approval. The Compensation Committee also extended the term of all the outstanding options to ten years and adopted a policy to grant future options for ten-year terms.
     The plan is administered by our Compensation Committee, which is composed of Luan Dang and Avtar Singh Ranshi, two of our directors.
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

Equity Compensation Plan Information
     The following table sets forth as of the most recent fiscal year ended December 31, 2005, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

				Number of securities remaining
	Number of securities to		Weighted-average	available for future issuance
	be issued upon exercise		exercise price of	under equity compensation
	of outstanding options,		outstanding options,	plans (excluding securities
	warrants and rights		warrants and rights	reflected in column (a) and (b))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,636,250	(1)	$0.81	2,863,750	(1)
Equity compensation plans not approved by security holders	100,000		$1.08	-0-
Total	4,736,250		$0.82	2,863,750

(1)	On February 28, 2005, our 2002 Stock Option/Stock Issuance Plan was amended to increase the number of shares authorized under the plan from 3,000,000 to 7,500,000. The foregoing table reflects this amendment to the plan.
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
     Mr. Bronk is the sole managing member of Cygni Capital LLC, and Jason Daggett, a shareholder named in Item 11 above, is a Vice President and non-managing member of this entity. Cygni Capital subleases office space to us on a month-to-month basis for $1,150 per month. On June 14, 2002, Cygni Capital loaned to us $1,862, and on December 31, 2002, loaned $3,725, for operating expenses. These loans were repaid, with interest at 10% per annum, on June 1, 2003.
     On December 2, 2004, we entered into a one-year investor relations and corporate public relations agreement with The Liquid Group, Inc., formerly known as BDR Showalter, Inc., a company owned by Jason Daggett, a shareholder named in Item 11 above. The agreement was revised in August 2005 to provide for month-to-month services and to reduce the monthly fee from $7,500 to $5,850. In addition, in December 2005, we paid a fee of $88,000 to The Liquid Group for additional investor relations services. The agreement also includes mutual indemnification provisions.

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
     On December 31, 2005, we terminated our existing consulting agreement and Management Services Agreement with Mr. Bronk and Cygni Capital LLC. As of January 1, 2006, Mr. Bronk and Cygni Capital LLC do not provide any consulting or management services in any capacity to the Company. However, the Company continues to sublease 2 offices from Cygni Capital LLC that remain on a month-to-month contract, cancellable at any time by the Company with 30 days notice.
ITEM 13. EXHIBITS
     The following exhibits are included as part of this report:

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1 & 10.14	Stock Purchase Agreement dated March 28, 2006, with Tier One Consulting, Inc.	8-K	000-30874	2.1	3/30/06

2.2	Merger Agreement dated July 8, 2004, between Caneum and Pipeline Software, Inc.	8-K	000-30874	2.2	7/9/ 04

		Incorporated by Reference
Exhibit							Filed
Number	Exhibit Description	Form	File No.	Exhibit		Filing Date	Herewith
2.2(a)	Amendment dated September 21, 2004, to Merger Agreement dated July 8, 2004, between Caneum and Pipeline Software, Inc.	8-K	000-30874	2.2	(a)	9/27/ 04

2.2(b)	Amendment dated October 9, 2004, to Merger Agreement dated July 8, 2004, between Caneum and Pipeline Software, Inc.	8-K	000-30874	2.2	(b)	10/14/ 04

2.2(c)	Amendment dated November 17, 2004, to Merger Agreement dated July 8, 2004, between Caneum and Pipeline Software, Inc.	8-K	000-30874	2.2	(c)	11/23/ 04

2.2(d)	Termination of Merger Agreement dated July 8, 2004, between Caneum and Pipeline Software, Inc.	8-K	000-30874	2.2	(d)	January 5, 2004

3.1	Articles of Incorporation						X

3.2	Current Bylaws	8-K	000-30874	3.2		8/4/ 04

4.1	Form of Common Stock Certificate	10-SB	000-30874	4.1		7/21/ 00

4.2	Amended 2002 Stock Option/Stock Issuance Plan *	8-K	000-30874	4.2		2/28/ 05

4.3 & 10.13	Grant of Stock Option Form used pursuant to the 2002 Stock Option/Stock Issuance Plan	10-QSB	000-30874	4.3 & 10.18		11/14/ 05

4.4	Certificate of Designations, Rights and Limitations of Series A Convertible Preferred Stock	8-K	000-30874	4.1		3/30/06

4.5	Form of Series A Preferred Stock Certificate	8-K	000-30874	4.2		3/30/06

4.6	Form of A Warrant	8-K	000-30874	4.3		3/30/06

4.7	Form of B Warrant	8-K	000-30874	4.4		3/30/06

4.8	Form of C Warrant	8-K	000-30874	4.5		3/30/06

4.9	Registration Rights Agreement with Barron Partners, LP	8-K	000-30874	4.6		3/30/06

10.1	Employment Agreement dated October 28, 2003, with Sukhbir Singh Mudan *	10-QSB	000-30874	10.6		11/7/ 03

10.2	Employment Agreement dated October 28, 2003, with Alan S. Knitowski *	10-QSB	000-30874	10.7		11/7/ 03

10.3	Employment Agreement dated October 28, 2003, with Robert F. Mitro *	10-QSB	000-30874	10.8		11/7/ 03

10.4	Employment Agreement dated March 17, 2004, with Gary D. Allhusen*	10-KSB	000-30874	10.9		3/30/ 04

10.5	Sublease dated July 1, 2004, with Cygni Capital LLC	10-KSB	000-30874	10.10		3/31/ 05

10.6	Management Services Agreement dated November 1, 2003, with Cygni Capital LLC	S-2/A	333-110373	10.11		12/24/ 03

10.7	Employment Agreement dated effective June 15, 2004, with Charlie Sundling	8-K	000-30874	10.12		7/9/ 04

10.7(a)	Amendment dated September 21, 2004, to Employment Agreement dated effective June 15, 2004, with Charlie Sundling	8-K	000-30874	10.12	(a)	9/27/ 04

10.7(b)	Amendment dated October 8, 2004, to Employment Agreement dated effective June 15, 2004, with Charlie Sundling	8-K	000-30874	10.12	(b)	10/14/ 04

		Incorporated by Reference
Exhibit							Filed
Number	Exhibit Description	Form	File No.	Exhibit		Filing Date	Herewith
10.7(c)	Amendment dated November 17, 2004, to Employment Agreement dated effective June 15, 2004, with Charlie Sundling	8-K	000-30874	10.12	(c)	11/23/ 04

10.7(d)	Termination of Employment Agreement dated effective June 15, 2004, with Charlie Sundling	8-K	000-30874	10.12	(d)	1/5/ 04

10.8	Employment Agreement dated effective June 15, 2004, with Raju Patel	8-K	000-30874	10.13		7/9/ 04

10.8(a)	Amendment dated September 21, 2004, to Employment Agreement dated effective June 15, 2004, with Raju Patel	8-K	000-30874	10.13	(a)	9/27/ 04

10.8(b)	Amendment dated October 11, 2004, to Employment Agreement dated effective June 15, 2004, with Raju Patel	8-K	000-30874	10.13	(b)	10/14/ 04

10.8(c)	Amendment dated November 17, 2004, to Employment Agreement dated effective June 15, 2004, with Raju Patel	8-K	000-30874	10.13	(c)	11/23/04

10.8(d)	Termination of Employment Agreement dated effective June 15, 2004, with Raju Patel	8-K	000-30874	10.13	(d)	1/5/04

10.9	Investment Relations Agreement dated December 2, 2004, with The Liquid Group, Inc.	10-KSB	000-30874	10.14		3/31/05

10.10	Settlement Agreement dated February 23, 2005, with Eric Bronk	10-KSB	000-30874	10.15		3/31/05

10.11	Warrant Certificate dated February 23, 2005, for Eric Bronk	10-KSB	000-30874	10.16		3/31/05

10.12	Consulting Agreement dated February 4, 2005, with Robert F. Mitro	10-KSB	000-30874	10.17		3/31/05

10.15	Preferred Stock Purchase Agreement Dated March 24, 2006, with Barron Partners, LP	8-K	000-30874	99.1		3/30/06

10.16	Employment Agreement dated March 28, 2006, with Robert Morris*	8-K	000-30874	99.2		3/30/06

10.17	Employment Agreement dated March 28, 2006, with Michael Willner*	8-K	000-30874	99.3		3/30/06

21.1	List of Subsidiaries						X

14.1	Code of Ethics	10-KSB	000-30874	14.1		3/30/04

31.1	Rule 13a-14(a) Certification by Principal Executive Officer						X

31.2	Rule 13a-14(a) Certification by Principal Financial Officer						X

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer						X

*	Management contract, or compensatory plan or arrangement required to be filed as an exhibit.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Haskell & White LLP served as our independent auditors for the years ended December 31, 2005 and 2004.

     Audit Fees. The aggregate fees incurred for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2005 and 2004, and the review of the financial statements included in our Forms 10-QSB for the fiscal years ended December 31, 2005 and 2004, were $45,000 and $36,500, respectively.
     Audit-Related Fees. Except as disclosed above, no fees were billed to us during the fiscal years ended December 31, 2005 or 2004, for assurance and related services by our auditors that were reasonably related to the performance of the audit or review of our financial statements.
     Tax Fees. The aggregate fees incurred by us for tax compliance, tax consulting, and tax planning services by our auditors for the fiscal years ended December 31, 2005 and 2004, were $-0- and $5,920, respectively. The foregoing tax-related services include review and preparation of tax returns.
     All Other Fees. During the year ended December 31, 2004, the audit fees billed by our auditors for the audit of the Pipeline Software, Inc. financial statements were $48,300. In addition, our auditors billed us $8,590 for assistance with the related proxy statement and SEC comments in the Pipeline transaction. No other fees were incurred during 2005 and 2004 for services rendered to us by our auditors, other than those services covered in the sections captioned “Audit Fees,” “Audit-Related Fees,” and “Tax Fees.”
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
[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK
SIGNATURE PAGE FOR PARTIES FOLLOW]

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caneum, Inc.

Date: March 31, 2006	By:	/s/ Sukhbir Singh Mudan

Sukhbir Singh Mudan, President (Principal Executive Officer)
In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2006	/s/ Sukhbir Singh Mudan

Sukhbir Singh Mudan, Director and Treasurer (Principal Financial Officer, and Principal Accounting Officer)

Date: March 31, 2006	/s/ Luan Dang

Luan Dang, Director

Date: March 31, 2006	/s/ Avtar Singh Ranshi

Dr. Avtar Singh Ranshi, Director

Date: March 31, 2006	/s/ Robert F. Mitro

Robert F. Mitro, Director

Date: March 31, 2006	/s/ Alan S. Knitowski

Alan S. Knitowski, Director

Financial Statements
CANEUM, INC
For the years ended December 31, 2005 and 2004

CANEUM, INC.

For the years ended December 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Caneum, Inc.
We have audited the accompanying balance sheet of Caneum, Inc. (the “Company”) as of December 31, 2005, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caneum, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.
/s/ HASKELL & WHITE LLP
HASKELL & WHITE LLP
Irvine, California
March 23, 2006, except for Note 8 as to which the date is March 30, 2006

CANEUM, INC.
Balance Sheets
As of December 31, 2005
ASSETS

2005
CURRENT ASSETS
Cash and cash equivalents	$99,760
Accounts receivable, net of allowance for doubtful accounts of $6,733 and $10,446 in 2005 and 2004, respectively	469,074
Prepaid assets — related parties (Note 3)	68,750
Other prepaid expenses and current assets	51,099

TOTAL CURRENT ASSETS	688,683

FIXED ASSETS
Software	16,128
Less accumulated depreciation	(1,571)

TOTAL FIXED ASSETS	14,557

TOTAL ASSETS	$703,240

See accompanying notes to financial statements

CANEUM, INC.
Balance Sheets (continued)
As of December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

2005
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$284,656
Credit line	6,833
Accrued payroll and related expenses	25,839

TOTAL CURRENT LIABILITIES	317,328

COMMITMENTS AND CONTINGENCIES (Notes 3, 7 and 8)

STOCKHOLDERS’ EQUITY (Notes 5 and 6)
Common stock, 100,000,000 shares authorized at $.001 par value: 5,386,991 and 4,358,271 shares issued and outstanding, respectively	5,386
Preferred stock, 20,000,000 shares authorized at $.001 par value: 0 shares issued and outstanding	—
Additional paid in capital	3,434,328
Accumulated deficit	(3,013,802)
Deferred compensation	(40,000)

TOTAL STOCKHOLDERS’ EQUITY	385,912

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$703,240

See accompanying notes to financial statements

CANEUM, INC.
Statements of Operations and Comprehensive Loss
For the years ended December 31, 2005 and 2004

	2005	2004
REVENUE	$2,175,271	$534,752

COST OF REVENUE	1,676,112	385,314

GROSS PROFIT	499,159	149,438

OPERATING EXPENSES	1,775,041	1,292,027
ABANDONED ACQUISITION COSTS	—	136,866

LOSS FROM OPERATIONS	(1,275,882)	(1,279,455)

OTHER INCOME (EXPENSE)
Other income	—	37,834
Realized losses from the sales of securities	—	(116,973)
Interest income	1,737	2,714

TOTAL OTHER INCOME (EXPENSE)	1,737	(76,425)

LOSS BEFORE INCOME TAX	(1,274,145)	(1,355,880)

INCOME TAX EXPENSE	(800)	(800)

NET LOSS	$(1,274,945)	$(1,356,680)

LOSS PER COMMON SHARE-Basic and Diluted	$(0.27)	$(0.33)

SHARES USED IN EARNINGS PER SHARE CALCULATIONS
WEIGHTED AVERAGE COMMON SHARES	4,670,050	4,064,720

OTHER COMPREHENSIVE INCOME (LOSS)
NET LOSS	$(1,274,945)	$(1,356,680)

OTHER COMPREHENSIVE INCOME (LOSS):
Reclassification adjustment, net of tax	—	16,784

COMPREHENSIVE LOSS	$(1,274,945)	$(1,339,896)

See accompanying notes to financial statements

CANEUM, INC.
Statements of Stockholders’ Equity
For the years ended December 31, 2005 and 2004

			Additional		Accumulated		Total
	Common Stock		Paid-in	Accumulated	other comprehensive	Deferred	Stockholders’
	Shares	Amount	Capital	deficit	loss	Compensation	Equity
BALANCE, December 31, 2003	4,010,000	4,010	1,287,665	(382,217)	(16,784)	—	892,674
Shares issued for administrative services	5,000	5	3,745	—	—	—	3,750
Shares issued for legal services	25,271	25	26,847	—	—	—	26,872
Shares issued in connection with a private placement at $2.00 per share	318,000	318	635,682	—	—	—	636,000
Stock-based compensation expense	—	—	170,551	—	—	—	170,551
Other comprehensive income for the year ended December 31, 2004	—	—	—	—	16,784	—	16,784
Net loss for the year ended December 31, 2004	—	—	—	(1,356,640)	—	—	(1,356,640)

BALANCE, December 31, 2004	4,358,271	$4,358	$2,124,490	$(1,738,857)	$—		$389,991
2004 Executive bonus paid in stock (previously accrued for)	33,147	33	82,167	—	—	—	82,200
Shares issued in connection with a private placement at $2.00 per share	20,000	20	39,980	—	—	—	40,000
Shares issued in connection with a private placement at $1.25 per share	299,181	299	374,701	—	—	—	375,000
Shares issued for consulting services at an average of $1.03 per share	52,692	53	54,024	—	—	—	54,077
Shares issued in connection with asset purchase	12,822	13	14,987	—	—	—	15,000
Shares issued in connection with a private placement at $.75 per share	100,667	101	75,399	—	—	—	75,500
Options exercised	275,000	275	150,975	—	—	—	151,250
Shares issued for consulting services	40,000	40	39,960	—	—	(40,000)	—
Stock-based compensation expense	—	—	339,239	—	—	—	339,239
2005 Executive bonus paid in stock	195,211	195	138,405	—	—	—	138,600
Net loss for the year ended December 31, 2005	—	—	—	(1,274,945)	—	—	(1,274,945)

BALANCE, December 31, 2005	5,386,991	$5,386	$3,434,328	$(3,013,802)	$—	$(40,000)	$385,912

See accompanying notes to financial statements

CANEUM, INC.
Statements of Cash Flows
For the years ended December 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,274,945)	$(1,356,640)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation expense	339,239	170,551
Depreciation and amortization	1,471	100
Expenses paid by stock issuance	192,677	30,622
Realized loss on sale of securities	—	116,973
Increase in provision for doubtful accounts	—	10,446
Receipt of stock for services	—	(32,500)
Increase in accounts receivable	(366,991)	(72,079)
Increase in prepaid assets related parties	(68,750)	—
Increase in prepaid expenses and other assets	(21,099)	—
Increase accounts payable and accrued liabilities	154,317	109,355
Increase in accrued payroll and related expenses	4,496	103,543
Decrease in taxes payable	—	(800)

NET CASH FLOWS USED BY OPERATING ACTIVITIES	(1,039,585)	(920,429)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	—	(266,366)
Proceeds from sales of available-for-sale securities	—	276,198
Development of software for internal use	(16,028)	—

NET CASH FLOWS (USED) PROVIDED BY INVESTING ACTIVITIES	(16,028)	9,832

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	490,500	636,000
Exercise of options	151,250	—
Increase in credit line	6,833	—

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	648,583	636,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(407,030)	(274,597)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	506,790	781,387

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$99,760	$506,790

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Stock issued to satisfy accrued expenses	$82,200	$—

Stock issued for asset purchase	$15,000	$—

Stock issued for executive bonus	$138,600	$—

Stock issued for services	$94,077	$—

Cash paid for taxes	$800	$1,600

See accompanying notes to financial statements

CANEUM, INC.
Notes to Financial Statements
December 31, 2005
NOTE 1 – CORPORATE HISTORY
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
During the year ended December 31, 2005, the Company had one customer that accounted for at least 10% of the Company’s revenue. This customer accounted for 70% of the Company’s revenue. For the year ended December 31, 2004 the Company had 3 customers that each accounted for at least 10% of sales.
As of December 31, 2005, and December 31, 2004, two and three customers respectively, each accounted for at least 10% of accounts receivable. At December 31, 2005, the largest such customer accounted for 39% of the Company’s net accounts receivable.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2005, and December 31, 2004, the Company had $53,998 and $411,642, respectively, on deposit that exceeded federally insured limits.

CANEUM, INC.
Notes to Financial Statements
December 31, 2005
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
As of December 31, 2005, the Company had one stock-based compensation plan, which is described more fully in Note 5. The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to employee stock options.

	2005	2004
Net loss as reported	$(1,274,945)	$(1,356,680)

Stock based compensation deducted in arriving at net loss as reported	339,239	170,551

	(935,706)	(1,186,129)
Stock based compensation determined under the fair value method	1,203,045	642,760

Net Loss, pro-forma	$(2,138,751)	$(1,828,889)

Net loss per share, as reported	$(0.27)	$(0.33)

Net loss per share, pro forma	$(0.46)	$(0.45)

CANEUM, INC.
Notes to Financial Statements
December 31, 2005
The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	2005	2004
Volatility	35.33%	146.01%
Risk free Interest rate	4.29%	4.20%
Expected life of Options	4-5 years	4-5 years
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
Fair Value of Financial Instruments
SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 2005 and December 31, 2004, management believes that the carrying amounts of cash and cash equivalents and accounts payable approximate fair value because of the short maturity of these financial instruments.
Accounting for Income Taxes
Statement of Financial Accounting Standards No. 109 “ Accounting for Income Taxes ” requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Based on the Company’s historical operating results, a 100% valuation allowance has been provided against the Company’s net deferred tax assets.
Earnings (Loss) Per Share

CANEUM, INC.
Notes to Financial Statements
December 31, 2005
Basic earnings (loss) per share includes no dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Such shares are not included when there is a loss as the effect would be anti-dilutive. At December 31, 2005 and December 31, 2004, the Company had 4,786,583 and 3,990,000, of options and warrants outstanding for the respective periods. These instruments are potentially dilutive securities.
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
New Accounting Pronouncements
In December 2004, the SFAS issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

CANEUM, INC.
Notes to Financial Statements
December 31, 2005
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS No. 123(R) is effective for the Company on January 1, 2006. The Company has evaluated the impact of the adoption of SFAS 123(R), and expects that stock-based compensation charges will increase significantly upon the adoption of SFAS 123(R).
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 replaces the Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” to require retrospective application to prior periods’ financial statements of changes in accounting principle. The provisions of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company’s financial statements.
NOTE 3 — Related Party Transactions
During the years ended December 31, 2005 and 2004, the Company entered into the following transactions with entities whose principals and/or directors are shareholders of the Company:
Rent
The Company subleases space from Cygni Capital, LLC whose principal is a shareholder of the Company. The current rent is $1,150 per month. The rent expense under this agreement was $20,350 and $15,950 for the years ended December 31, 2005 and 2004 respectively. This agreement is on a month-to-month term and the rent varies with the amount of space subleased by the Company.

CANEUM, INC.
Notes to Financial Statements
December 31, 2005
Management Services Agreement
The Company has retained Cygni Capital, LLC whose principal is a shareholder of the Company, to perform certain management services. These services include, but are not limited to reception, telephone, janitorial, bookkeeping and general office services. The current service agreement is for $450 per month. The total expense under this agreement was $5,400 and $9,600 for the years ended December 31, 2005 and 2004 respectively. This agreement is on a month-to-month term and the expense incurred has been reduced as the Company’s staff has undertaken some of these services previously provided by Cygni Capital, LLC.
Consulting Services
The Company had retained Cygni Capital, LLC whose principal is a shareholder of the Company to perform certain consulting services. These services are professional in nature and include, but are not limited to document preparation and consulting services. The total expense under this agreement was $60,000 and $60,000 for the years ended December 31, 2005 and 2004 respectively. This agreement was on a month-to-month term and ended on December 31, 2005.
Investor Relations
Jason Daggett (a former director) is the President of The Liquid Group, Inc., which has an agreement to provide investor relations and public relations services at $5,850 on a month-to-month basis to the Company. In addition The Liquid Group, through its affiliates, has conducted other public relations and promotional activities for the Company. The amount paid to The Liquid Group or its affiliates was $169,750 and $66,750 for the years ended December 31, 2005 and 2004 respectively. Of the amount paid in 2005, $68,750 was recorded as a prepaid asset at December 31, 2005.
Consulting
The Company currently has a consulting agreement with Robert F. Mitro, a Director of our board. Mr. Mitro originally provided services pursuant to an employment agreement approved on October 28, 2003, but the current consulting agreement replaces it in its entirety. The initial period of the consulting agreement for Mr. Mitro is until October 23, 2006 may be extended thereafter. His base compensation is $60,000 per annum, payable monthly, in common stock.
Revenue
The Company has been retained by Trycera Financial, a company with a common director, to perform certain consulting services. These services are operational in nature and include, but are not limited to, outsourced business process and marketing and consulting services. The total

CANEUM, INC.
Notes to Financial Statements
December 31, 2005
revenue pursuant to this agreement was $14,684 for the years ended December 31, 2005. There were no services performed during 2004. The amount outstanding for services performed was $6,680 at December 31, 2005. The agreement operates on a project by project basis.
NOTE 4 – Income Tax
     Income tax provision is summarized as follows:

	Year Ended December 31,
	2005	2004
Current:
Federal	$—	$—
State	800	800

	800	800

Deferred:
Federal	—	—
State	—	—

	—	—

Income tax provision	$800	$800

The actual income tax provision differs from the expected tax computed by applying the Federal corporate tax rate of 34% to the loss before income taxes as follows:

	Year Ended December 31,
	2005	2004
Expected income tax expense (benefit)	$(433,000)	$(461,000)
State tax (benefit) expense, net of Federal benefit	800	800
Increase in valuation allowance	433,000	461,000

Income tax provision	$800	$800

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

12/31/2005
Deferred tax assets:
NOL carryforwards	$865,000
Allowances for bad debts	2,000
Accrued expenses	5,000

Total deferred tax assets	872,000
Valuation allowance	(872,000)

Net deferred tax assets	$—

CANEUM, INC.
Notes to Financial Statements
December 31, 2005
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections of taxable income for the future, management has determined that it cannot be determined “more likely than not” that the portion of deferred tax assets not utilized through the reversal of deferred tax liabilities will be realized. Accordingly, management recorded a 100% valuation allowance against the Company’s deferred tax assets. There can be no assurance that the Company will be able to realize the benefit of some or all of the federal and state loss carryforwards either due to the ongoing operating losses, expiry of the carryforward period or due to ownership changes, which may limit the usefulness of the loss carryforwards.
At December 31, 2005, the Company has available unused net operating loss carryforwards of approximately $2,100,000 for federal and for state that may be applied against future taxable income and that, if unused, expire beginning in 2015.
Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.
NOTE 5 – Common Stock
The Company issued 52,692 shares at an average price of $1.03 to a consultant for services rendered on a monthly basis. The value of the services was $54,077.
On January 26, 2005, in connection with a private placement, the Company issued 20,000 shares of common stock for cash at $2.00 per share.
On February 11, 2005, the Company issued 33,147 shares as payment of an executive bonus which was earned and accrued for in 2004. The value of the bonus was $82,200.
On March 7, 2005, $375,000 was raised and 299,181 shares were issued in connection with a private placement.

CANEUM, INC.
Notes to Financial Statements
December 31, 2005
On July 6, 2005, the Company issued 12,822 shares in connection with the purchase of the specified assets of Jalva Media which were valued at $15,000.
On November 16, 2005, the Company issued 195,211 shares as payment of an executive bonus which was earned and accrued for in 2005. The value of the bonus was $138,600.
On December 1, 2005, options were exercised pursuant to the Company’s 2002 Stock Option/Stock Issuance Plan. 275,000 shares were issued at $.55 for cash proceeds of $151,250
On December 30, 2005, the Company granted an award of 40,000 shares to an agent of the Company. These shares are unvested at December 31, 2005 and have been recorded as deferred compensation.
The Company also issued 100,667 shares of common stock for $75,000 in connection with a private placement. The stock was issued with accompanying Common Stock Purchase Warrants at the rate of 50% of the shares purchased. Accordingly 50,333 warrants are outstanding related to this common stock. The warrants will be exercisable at $1.00 with certain incentive discounts to the exercise price available through December 31, 2008.
NOTE 6 — Stock Plan
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

CANEUM, INC.
Notes to Financial Statements
December 31, 2005
A summary of the status of the plan and changes for the periods ended December 30, 2005 and 2004 are presented below:

	2005		2004
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at January 1	3,990,000	$0.67	3,037,500	$0.55

Granted	1,577,500	$1.69	2,278,000	$1.08

Cancelled/forfeited	(656,250)	$1.70	(1,325,500)	$1.12

Exercised	(275,000)	$0.55	—	—

Outstanding at December 31,	4,636,250	$0.81	3,990,000	$0.67

Options exercisable at December 31	3,735,668		2,655,208

Weighted-average fair value of options granted during the period	$1.33		$0.42
The following table summarizes information about the options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
	Number	Weighted-Average		Number
Range of	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Exercise Prices	December 31, 2005	Contractual Life	Exercise Prices	December 31, 2005	Exercise Price
$0.00 - $1.00	3,761,250	4 years	$0.61	3,442,500	$0.60

$1.00 - $2.00	707,500	5 years	$1.47	205,668	$1.48

$2.00 - $3.00	167,500	5 years	$2.58	87,500	$2.66

$0.00 - $3.00	4,636,250	4 years	$0.81	3,735,668	$0.70

In addition to the options discussed above, the Company has the following outstanding warrants as follows:

CANEUM, INC.
Notes to Financial Statements
December 31, 2005
•	50,000 warrants for common shares at $0.75 each. These warrants were issued during 2005 and are fully vested at December 31, 2005.

•	50,000 warrants for common shares at $1.40 each. These warrants were issued to consultants to the Company and are fully vested.

•	The Company issued 100,667 shares of common stock in a private placement with accompanying Common Stock Purchase Warrants at the rate of 50% of the shares purchased. Accordingly 50,333 warrants are outstanding related to this common stock. The warrants will be exercisable at $1.00 with certain incentive discounts to the exercise price available through December 31, 2008.
NOTE 7 – Commitments and Contingencies
Credit Line
As of December 31, 2005, the Company maintained a small business credit line with Wells Fargo Bank. Under the terms of the agreement the total credit available is $100,000, there is no collateral for the line and the interest rate is variable in nature. The Company must pay the finance charge every month. The balance outstanding on the line was $6,833 at December 31, 2005 and the interest rate at that time was 8.5%. The credit line may be terminated at any time.
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
Notes to Financial Statements
December 31, 2005
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
NOTE 8 – Subsequent Events
Clarence Kelley
On April 20, 2005, we signed a letter of intent to acquire 1138, Inc., a Kansas corporation, doing business as Clarence M. Kelley and Associates. The letter of intent provided for Clarence Kelley to be merged with and into our company. Under the terms of the letter of intent, the shareholders of Clarence Kelley would have received 50% of the purchase price at closing, and that the balance of purchase price would be issued 25% at the end of the first anniversary of the closing and 25% at the end of the second anniversary of the closing, in each case subject to the fulfillment of mutually agreed to performance benchmarks and the terms of a definitive agreement. The installment payments in each case were conditioned upon the company maintaining gross revenue equal to at least 90% of gross revenue at closing and net revenue margin not less than that at closing. All common shares issued by us as part of the purchase price would have included piggyback registration rights. It was contemplated that the purchase price would be subject to offset on negotiated terms and conditions. The number of shares to be issued by us to the shareholders in the proposed transaction would have been appropriately decreased to reflect the intrinsic value of any warrants or options assumed by us or for which replacement options or warrants with equivalent economic benefits were issued by us. On August 2, 2005, we extended the letter of intent until March 31, 2006. On March 31, 2006, the Company expects the LOI to expire without executing a binding definitive agreement. At this point, both companies continue discussions concerning an acquisition, but there can be no assurance that the Company will be successful in achieving closure on the proposed transaction. In the interim, both companies have executed a reseller agreement such that Caneum will offer Clarence Kelley’s pre-employment screening and background investigations capability as a core component to its human resources business process outsourcing (BPO) offering to its customers.
Barron Transaction
     On March 24, 2006, the Company entered into and closed a funding agreement with Barron Partners, LP (“Barron”). Pursuant to the Preferred Stock Purchase Agreement which set forth the terms of the funding, the Company issued 4,000,000 shares of Series A Preferred Stock to Barron at $0.50 per share for gross proceeds of $2,000,000. The Series A Preferred Stock is convertible into shares of the Company’s common stock on a share-for-share basis, and is subject

CANEUM, INC.
Notes to Financial Statements
December 31, 2005
to adjustment in the event of certain corporate transactions. In addition, if the Company fails to meet certain adjusted EBITDA targets for 2006 or 2007, it has agreed to issue additional shares of Series A Preferred Stock to Barron, not to exceed 2,600,000 shares. Pursuant to the agreement with Barron, the Company also issued 4,000,000 A Warrants exercisable at $0.50 per share, 2,000,000 B Warrants exercisable at $1.00 per share, and 2,000,000 C Warrants exercisable at $1.50 per share. The warrants are exercisable immediately and expire on March 24, 2010. At any time that the average closing sale price of our common stock for a period of twenty consecutive trading days equals or exceeds 200% of the then existing exercise price of the warrants, and provided that a registration statement covering the shares underlying the warrants is available for the resale of the common shares, the Company has the right, upon twenty days written notice to the warrant holders, to call the warrant for cancellation in whole or in part. Maximum potential funding pursuant to the agreement with Barron, including the purchase of the Series A Preferred Stock and assuming the exercise of all of the warrants, of which there is no assurance, is $9,000,000. At closing, the Company also paid a $50,000 due diligence fee to Barron.
     The Preferred Stock Purchase Agreement also prevents any officer or director of the Company from selling any shares for a period of six months from March 24, 2006.
     As placement agent for the funding transaction with Barron, Ascendiant Securities, LLC (“Ascendiant”) received $160,000 at closing and the Company issued to them 60,000 common shares and 160,000 A Warrants, 80,000 B Warrants, and 80,000 C Warrants. The Company has also agreed to issue to Ascendiant warrants equal to 8% of the shares issued to Barron upon any future exercise of the outstanding warrants issued to Barron upon the same terms as the warrants so exercised. If all of the warrants are exercised by Barron, the Company would be obligated to issue a total of 320,000 A Warrants, 160,000 B Warrants, and 160,000 C Warrants to Ascendiant. The Company has agreed to register the common shares underlying the warrants and the 60,000 common shares issued to Ascendiant.
     In connection with the closing of this funding transaction on March 24, 2006, the Company entered into a Registration Rights Agreement with Barron and has agreed to register the common shares issuable upon conversion of the outstanding shares of the Series A Preferred Stock and the common shares issuable upon exercise of the warrants held by Barron. If the registration statement is not effective within six months from March 24, 2006, the Company has agreed to pay liquidated damages equal to 30,000 shares of common stock for each thirty-day period after this six-month period during which the registration statement is not effective, or if the Company does not maintain the effectiveness of the registration statement, up to a maximum of 240,000 shares.
Tier One Transaction

CANEUM, INC.
Notes to Financial Statements
December 31, 2005
     On March 28, 2006, the Company entered into and closed a Stock Purchase Agreement with Tier One Consulting, Inc. (“Tier One”) and its two shareholders, Michael A. Willner and Robert J. Morris, in which the Company acquired all of the outstanding shares of Tier One. The purchase price for the shares of Tier One was $2,750,000, of which $1,375,000 was paid at closing and the balance of which is payable in two equal installments on the first and second anniversary of the closing. In addition, the Company deposited $343,750 into a designated bank account for payment toward the first installment and it agreed to reserve a like amount from our bank lines of credit for payment of the first installment, if necessary. The installment payments are subject to adjustment for certain set-offs for any post-closing undisclosed liabilities of Tier One, enforcement of indemnification provisions by Tier One in the agreement, a decline in the EBIT calculation in the Tier One audited financial statements for 2005, or any increase or decrease in the estimated cost of the audit of the Tier One financial statements for 2005. The funds for the payment at closing and the deposit into the designated bank account were furnished from the funding transaction with Barron described above. As a result of the acquisition of all of the outstanding stock of Tier One from its shareholders, Tier One is now a wholly owned subsidiary of the Company with Alan Knitowski, the Company’s Chairman, Gary Allhusen, its Executive Vice-President, and Robert J. Morris, its Senior Vice-President, constituting the board of directors of Tier One.
     Effective with the closing of the transaction with Tier One, the Company entered into two-year full-time employment agreements with Messrs. Willner and Morris and appointed them Senior Vice-Presidents of the Company. Each employment agreement provides for a base salary of $200,000 and each person was granted options to purchase 1,000,000 shares of the Company’s common stock pursuant to its existing Stock Option/Stock Issuance Plan at $0.83 per share. The options will vest at the rate of 1/16th per calendar quarter beginning with the quarter ending March 31, 2006, with the first 62,500 options vesting on March 31, 2006, subject to early vesting in the event of a corporate transaction and in the event the person dies or is disabled, or if the Company terminates him without cause.
     Tier One is an information technology services and solutions provider located in Aliso Viejo, California. It was founded in 2003 and has been managed by Messrs. Willner and Morris. It currently has over forty customers, including commercial and government entities. Representative vertical industries associated with Tier One’s customer base include automotive, banking, communications, consumer goods, energy, financial services, insurance, government, media and entertainment, medical, technology, and utilities. Over the last eighteen months, the Company has outsourced several projects for its clients to Tier One.
Stock Issuances
     Subsequent to December 31, 2005, the Company issued an aggregate of 707,130 shares of common stock in connection with a private offering and the exercise of stock options and received cash proceeds of $480,000.