Form 10QSB
period 2006-03-31
CANEUM INC
filed 2006-05-15
CIK 1118961

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2006

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 12, 2006, there were 6,197,271 shares of our common stock outstanding.

                                    PART I

                            FINANCIAL INFORMATION

1. Financial Statements

                              Table of Contents

                For the quarters ended March 31, 2006 and 2005


                                                                         Page


Financial Statements

     Condensed Consolidated Balance Sheets - Assets                         4

     Condensed Consolidated Balance Sheets - Liabilities
       and Stockholders' Equity                                             5

     Condensed Consolidated Statements of Operations and
       Comprehensive Loss                                                   6

     Condensed Consolidated Statements of Cash Flows                        7

     Notes to Condensed Consolidated Financial Statements                   8

                                 Caneum, Inc.

                     Condensed Consolidated Balance Sheets

                  As of March 31, 2006 and December 31, 2005

                                    ASSETS

                                                   March 31,    December 31,
                                                     2006           2005
                                                 ------------   ------------
                                                  (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents, including
    restricted cash of $343,750                  $    838,411   $     99,760
  Accounts receivable, net of
    allowance for doubtful accounts
    of $9,454 and $10,446, respectively             1,138,693        469,074
  Prepaid assets - related parties (Note 3)            82,695         68,750
  Other prepaid expenses and current assets            81,326         51,099
                                                  -----------    -----------
     TOTAL CURRENT ASSETS                           2,141,125        688,683

FIXED ASSETS

  Property and Equipment                               23,119           -
  Software                                             61,073         16,128
                                                  -----------    -----------
                                                       84,192         16,128
  Less accumulated depreciation                       (32,497)        (1,571)
                                                  -----------    -----------
     TOTAL FIXED ASSETS                                51,695         14,557

INTANGIBLE ASSETS (Note 4 and 7)

  Employment contracts                                 78,000           -
  Customer contracts/relationships                    670,000           -
  Trademarks and logos                                 90,000           -
  Goodwill                                          1,348,325           -
                                                  -----------    -----------
                                                    2,186,325           -
  Less accumulated amortization                        (1,600)          -
                                                  -----------    -----------
                                                    2,184,725           -
                                                  -----------    -----------
     TOTAL ASSETS                                $  4,377,545   $    703,240
                                                  ===========    ===========

     See accompanying notes to condensed consolidated financial statements

                                 Caneum, Inc.

                  As of March 31, 2006 and December 31, 2005

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   March 31,    December 31,
                                                     2006           2005
                                                 ------------   ------------
                                                  (Unaudited)
CURRENT LIABILITIES

  Accounts payable and accrued liabilities       $    418,038   $    284,656
  Credit line                                              13          6,833
  Accrued payroll and related expenses                132,086         25,839
  Purchase price installment payable (Note 7)         687,500           -
                                                  -----------    -----------
     TOTAL CURRENT LIABILITIES                      1,237,637        317,328
                                                  -----------    -----------
LONG TERM LIABILITIES

  Purchase price installment payable (Note 7)         687,500           -

COMMITMENTS AND CONTINGENCIES (Notes 6, 7 and 10)

STOCKHOLDERS' EQUITY

  Common stock, 100,000,000 shares authorized
   at $.001 par value: 6,177,045 and 5,386,991
   shares issued and outstanding, respectively          6,177          5,386
  Preferred stock, 20,000,000 shares authorized
   at $.001 par value: 4,000,000 and 0 shares
   issued and outstanding, respectively                 4,000           -
  Additional paid in capital                        6,748,814      3,434,328
  Accumulated deficit                              (4,266,583)    (3,013,802)
  Deferred compensation                               (40,000)       (40,000)
                                                  -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY                     2,452,408        385,912
                                                  -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  4,377,545 	$    703,240
                                                  ===========    ===========

     See accompanying notes to condensed consolidated financial statements

                                 Caneum, Inc.

               Condensed Consolidated Statements of Operations

                                                   For the quarter ended
                                                 March 31,        March 31,
                                                   2006             2005
                                               ------------     ------------
                                                (unaudited)      (unaudited)
REVENUE                                        $    854,719     $    204,522

COST OF REVENUE                                     640,309          137,938
                                                -----------      -----------
     GROSS PROFIT                                   214,410           66,584
                                                -----------      -----------
OPERATING EXPENSES                                  566,422          568,705
                                                -----------      -----------
     LOSS FROM OPERATIONS                          (352,012)        (502,121)

OTHER INCOME (EXPENSE)

  Other income                                           31             -
  Interest income                                      -                 993
                                                -----------      -----------
     TOTAL OTHER INCOME (EXPENSE)                        31              993
                                                -----------      -----------
     LOSS BEFORE INCOME TAX                        (351,981)        (501,128)

     INCOME TAX EXPENSE                                (800)            (800)
                                                -----------      -----------
     NET LOSS                                  $   (352,781)    $   (501,928)
                                                ===========      ===========

LOSS PER COMMON SHARE-Basic and Diluted        $      (0.06)    $      (0.11)
                                                ===========      ===========
SHARES USED IN EARNINGS PER SHARE CALCULATIONS
  WEIGHTED AVERAGE COMMON SHARES                  5,820,551        4,405,277
                                                ===========      ===========

     See accompanying notes to condensed consolidated financial statements

                                 Caneum, Inc.

               Condensed Consolidated Statements of Cash Flows

                                                                For the quarter ended
                                                              March 31,       March 31,
                                                                2006            2005
                                                            ------------    ------------
                                                             (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                                  $   (352,781)   $   (501,928)
  Adjustments to reconcile net loss to net
  cash used by operating activities:
    Stock-based compensation expense                             129,272         183,646
    Depreciation and amortization                                  2,401            -
    Expenses paid by stock issuance                               15,000           9,077
    Increase in accounts receivable                              (35,758)       (113,674)
    Increase in prepaid expenses and other assets                (29,859)           -
    Decrease accounts payable and accrued liabilities            (83,263)        (57,660)
    Increase in accrued payroll and related expenses              57,754          58,391
                                                             -----------     -----------
      NET CASH FLOWS USED BY OPERATING ACTIVITIES               (297,234)       (422,148)
                                                             -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Cash issued for purchase of TierOne Consulting, Inc.,
    net of cash acquired                                      (1,226,353)           -
  Purchase of fixed assets                                          (945)           -
                                                             -----------     -----------
      NET CASH FLOWS USED BY INVESTING ACTIVITIES             (1,227,298)           -
                                                             -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock for cash                              350,003          40,000
  Issuance of Series A preferred shares for cash, net          1,790,000            -
  Exercise of options                                            130,000            -
  Decrease in credit line                                         (6,820)           -
                                                             -----------     -----------
      NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES          2,263,183          40,000
                                                             -----------     -----------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       738,651        (382,148)

      CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD          99,760         506,790
                                                             -----------     -----------
      CASH AND CASH EQUIVALENTS, END OF THE PERIOD          $    838,411    $    124,642
                                                             ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Stock issued to satisfy TierOne acquisition costs         $      5,000    $       -
                                                             ===========     ===========
  Stock issued to satisfy accrued expenses                          -             82,200
                                                             ===========     ===========
  Stock issued in connection with cost preference
   shares issued                                            $     50,400    $       -
                                                             ===========     ===========
  Stock issued for services                                 $     20,000    $       -
                                                             ===========     ===========
  Cash paid for taxes                                       $       -       $        800
                                                             ===========     ===========

     See accompanying notes to condensed consolidated financial statements

                                 Caneum, Inc.
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2006

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

The Company currently provides a broad variety of business process outsourcing, software development and information technology consulting services and products. The Company also intends to acquire and grow companies in the software and information technology sectors.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Consolidation
-------------
The accompanying condensed consolidated financial statements include the accounts of the company and its wholly owned subsidiary TierOne Consulting, Inc. from the date of its acquisition of March 28, 2006. All intercompany transactions have been eliminated upon consolidation.

Revenue Recognition
-------------------
The Company derives its revenue primarily from the sale of services. Revenue is recognized as services are performed in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. The Company records all expense reimbursements billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with Emerging Issues Task Force ("EITF") 01-14 "Income Statement Characterization of Reimbursements Received for "out-of-pocket" expenses."

During the quarters ended March 31, 2006 and March 31, 2005, the Company had three customers that each accounted for at least 10% of the Company's revenue. For the quarter ended March 31, 2006 one customer accounted for 46% of the Company's revenue.

As of March 31, 2006, and December 31, 2005, one and three customers respectively, each accounted for at least 10% of accounts receivable. At March 31, 2006, the largest such customer accounted for 11% of the Company's net accounts receivable.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2006, and December 31, 2005, the Company had $757,928 and $53,998, respectively, on deposit that exceeded federally insured limits.

Stock Options
-------------
The Company estimates the fair value of stock options using a Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123R, Securities and Exchange Commission Staff Accounting Bulletin No. 107
("SAB 107") and our prior period pro forma disclosures of net income (loss), including stock-based compensation as required by SFAS No. 123. The fair value of stock options granted is recognized to expense over the requisite service period. Compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Compensation expense related to stock-based compensation is reported as general and administrative based upon the department to which the associated employee reports.

                                 Caneum, Inc.
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2006

The Company used the historical stock price volatility to value stock options under SFAS 123R and in accordance with SFAS 123 for purposes of pro forma information. The expected term of stock options represents the period of time options are expected to be outstanding and is based on observed historical exercise patterns for the Company which we believe are indicative of future exercise behavior. For the risk free interest rate, the Company utilizes the observed interest rates appropriate for the term of time options are expected to be outstanding. The dividend yield assumption is based on the Company's history and expectation of dividend payouts.

The following weighted average assumptions were used for grants issued in the quarter ended March 31, 2005, under the SFAS No. 123 requirements and in the quarter ended March 31, 2006, under the SFAS No. 123R requirements:

                                       For the quarter ended
                                      March 31,      March 31,
                                        2006           2005
                                     ----------     ----------
     Volatility                          71.23%        178.33%
     Risk free Interest rate              4.72%          4.50%
     Expected life of Options         4-5 years      4-5 years

In the pro forma disclosures prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures as they occurred. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company.

Impact of SFAS No. 123R
-----------------------
The following table presents the impact to the Company's condensed consolidated financial statements as a result of our adoption of SFAS No. 123R for the three months ended March 31, 2006:

                                                  Three months
                                                 ended March 31,
                                                      2006
                                                 ---------------
     Stock-based compensation expense 	           $   129,272
     Effect on loss per share:
       Basic                                       $     (0.02)

As of March 31, 2006, the unamortized compensation expense related to outstanding unvested options was approximately $1,341,274 with a weighted average remaining vesting period of approximately four years. The Company expects to amortize this expense over the remaining vesting period of these stock options.

Prior to the adoption of SFAS No. 123R, for options granted to employees, the Company applied Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and provided the pro forma disclosures of SFAS No. 123 as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." No compensation expense has been recognized for options granted unless the grants were issued at exercise prices below market value prior to the adoption of SFAS No.123R.

                                 Caneum, Inc.
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2006

The Company accounts for options and warrants granted to non-employees under SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services." The Company measures the fair value of such options using the Black-Scholes option pricing model at each financial reporting date.

The per share weighted-average fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $0.83 and $2.24, respectively.

The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2006 was $130,000.

The Company's stock option plans are described in Note 9 to the condensed consolidated financial statements.

Pro forma for 2005 Under SFAS No. 123
-------------------------------------
The following table compares the loss per share that the Company reported to the pro forma amounts that the Company would have reported for the three months ended March 31, 2005, had the Company recognized compensation expense for stock-based compensation awards in accordance with SFAS No. 123:

                                                         Three months
                                                        ended March 31,
                                                             2005
                                                        ---------------
     Net income (loss) as reported                       $   (501,928)
     Add:  stock option-based employee compensation
           expense included in reported net loss,
           net of related tax effects                         183,646
     Deduct:  stock-based employee compensation
              expense, net of related tax effects            (397,800)
                                                          -----------
     Pro forma                                           $   (716,082)
                                                          ===========

     Basic and diluted net loss per share, as reported   $     (0.11)
     Basic and diluted net loss per share, pro forma     $     (0.16)

The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely-tradable, fully-transferable options without vesting restrictions, which significantly differ from the Company's stock option plan. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated fair value on the grant date.

Fair Value of Financial Instruments
-----------------------------------
SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial

                                 Caneum, Inc.
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2006

instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At March 31, 2006 and December 31, 2005, management believes that the carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of these financial instruments.

Accounting for Income Taxes
---------------------------
Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax onsequences of events that have been recognized in the financial statements or tax returns. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Based on the Company's historical operating results, a 100% valuation allowance has been provided against the Company's net deferred tax assets.

Earnings (Loss) Per Share
-------------------------
Basic earnings (loss) per share includes no dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Such shares are not included when there is a loss as the effect would be anti-dilutive. At March 31, 2006 and December 31, 2005, the Company had 14,166,672 and 4,786,583, of options and warrants outstanding for the respective periods. Certain of these instruments are potentially dilutive securities pursuant to SFAS No. 128.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

New Accounting Pronouncements
-----------------------------
In December 2004, the FASB issued SFAS 123R, which revises SFAS 123,
APB 25 and related accounting interpretations. SFAS 123R eliminates the use of the intrinsic value method for employee stock-based compensation and requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS 123R requires the expensing of all share-based compensation, including options, using the fair value based method. This standard was adopted by the Company on January 1, 2006.

In December 2004, the FASB issued SFAS 153 which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 also replaces the narrow exception for nonmonetary exchanges of similar productive assets with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. APB 29 previously required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB 29 provided an exception to its basic measurement principle of fair value for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 153 and does not believe there was a significant impact to the Company's overall results of operations or financial position.

                                 Caneum, Inc.
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2006

In May 2005, the FASB issued SFAS 154 which replaces APB 20 and SFAS 3 to require retrospective application of changes in accounting principle to prior periods' financial statements. The provisions of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company's financial statements.

The FASB issued SFAS 155 in February 2006. SFAS 155 amends SFAS 133 and SFAS 140. SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. In summary, SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain embedded derivative requiring bifurcation.
SFAS 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Company is presently assessing the impact that the adoption of SFAS 155 will have on the Company's financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the quarters ended March 31, 2006 and 2005, the Company entered into the following transactions with entities whose principals and/or directors are shareholders of the Company:

Rent
----
The Company subleases space from Cygni Capital, LLC whose principal is a shareholder of the Company. The current rent is $1,150 per month. The rent expense under this agreement was $3,450 and $5,400 for the quarters ended March 31, 2006 and 2005 respectively. This agreement is on a month-to-month term and the rent varies with the amount of space subleased by the Company.

Management Services Agreement
-----------------------------
The Company had retained Cygni Capital, LLC whose principal is a shareholder of the Company, to perform certain management services. These services included, but were not limited to reception, telephone, janitorial, bookkeeping and general office services. The agreement expired in 2005. This agreement was on a month-to-month term and the expense incurred has been eliminated as the Company's staff has undertaken the services previously provided by Cygni Capital, LLC. The total expense under this agreement was $0 and $1,350 for the quarters ended March 31, 2006 and 2005 respectively.

Consulting Services
-------------------
The Company had retained Cygni Capital, LLC whose principal is a shareholder of the Company to perform certain consulting services. These services were professional in nature and included, but were not limited to document preparation and consulting services. This agreement was on a month-to-month term and ended on December 31, 2005. The total expense under this agreement was $0 and $15,000 for the quarters ended March 31, 2006 and 2005 respectively.

                                 Caneum, Inc.
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2006

Investor Relations
------------------
Jason Daggett (a former director) is the President of The Liquid Group, Inc., which has an agreement to provide investor relations and public relations services for $5,850 on a month-to-month basis to the Company. In addition The Liquid Group, through its affiliates, has conducted other public relations and promotional activities for the Company. The amount paid to The Liquid Group or its affiliates was $92,550 and $32,000 for the quarters ended March 31, 2006 and 2005 respectively.
At March 31 2006, $68,750 of the payments made to The Liquid Group was recorded as a prepaid asset and will be recognized as expense as the Company receives related services.

Consulting
----------
The Company currently has a consulting agreement with Robert F. Mitro, a Director of our board. Mr. Mitro originally provided services pursuant to an employment agreement approved on October 28, 2003, but the current consulting agreement replaces it in its entirety. The initial period of the consulting agreement for Mr. Mitro is through October 23, 2006, and the agreement may be extended thereafter. His base compensation is $60,000 per annum, payable monthly, in common stock.

Revenue
-------
The Company has been retained by Trycera Financial, a company with a common director, to perform certain consulting services. These services are operational in nature and include, but are not limited to, outsourced business process and marketing and consulting services. The total revenue pursuant to this agreement was $3,500 and $0 for the quarters ended March 31, 2006 and 2005 respectively. The agreement operates on a project by project basis.

NOTE 4 - INTANGIBLE ASSETS

On March 28, 2006, and as more fully described in Note 7 the Company acquired TierOne for a purchase price of $2,750,000. In addition to the assets acquired and liabilities assumed, which have been recorded at their fair market value the Company allocated a purchase price of $90,000 to the trade marks and logos, $310,000 to the customer relationships, and $78,000 to the employment agreements of the two principals. These values were calculated based on the discounted net revenues estimated to accrue from each of the identified intangible assets and represent managements best estimates at the time the transaction occurred. The balance of the purchase price represents Goodwill of $1,348,325.

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to its fair value and assessing the ongoing appropriateness of the indefinite life classification. For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired, otherwise goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. At March 31, 2006, there was no impairment to the intangible assets.

Total amortization for the period ended March 31, 2006 and 2005, was $1,600 and $0 respectively. The amortization period for the definite lived intangible assets is 2-5 years.

                                 Caneum, Inc.
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2006

NOTE 5 - INCOME TAX

Income tax provision is summarized as follows:
                             For the quarter ended
                                   March 31,
                               2006        2005
                              ------      ------
     Current:
       Federal               $   -       $   -
       State                     800         800
                              ------      ------
                                 800         800
     Deferred:
       Federal               $   -       $   -
       State                     -           -
                              ------      ------
     Income tax provision    $   800     $   800
                              ======      ======

As of March 31, 2006, the Company's primary net deferred tax assets are its net operating loss carryforwards, which have been fully reserved with a 100% valuation allowance.

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

At March 31, 2006, the Company has available unused net operating loss carryforwards of approximately $2,500,000 for federal and for state that may be applied against future taxable income and that, if unused, expire beginning in 2015. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

NOTE 6 - BARRON FINANCING

On March 24, 2006, the Company entered into and closed a funding agreement with Barron Partners, LP ("Barron"). Pursuant to the Preferred Stock Purchase Agreement which set forth the terms of the funding, the Company issued 4,000,000 shares of Series A Preferred Stock to Barron at $0.50 per share for gross proceeds of $2,000,000. The Series A Preferred Stock is convertible into shares of the Company's common stock on a share-for-share basis, and is subject to adjustment in the event of certain corporate transactions. In addition, if the Company fails to meet certain adjusted EBITDA targets for 2006 or 2007, it has agreed to issue additional shares of Series A Preferred Stock to Barron, not to exceed 2,600,000 shares. Pursuant to the agreement with Barron, the Company also issued 4,000,000 A Warrants exercisable at $0.50 per share, 2,000,000 B Warrants exercisable at $1.00 per share, and 2,000,000 C Warrants exercisable at $1.50 per share. The warrants are exercisable immediately and expire on March 24, 2010. At any time that the average closing sale price of our common stock for a period of twenty consecutive trading days equals or exceeds 200% of the then existing exercise price of the warrants, and provided that a registration statement covering the shares underlying the warrants is available for the resale of the common shares, the Company has the

                                 Caneum, Inc.
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2006

right, upon twenty days written notice to the warrant holders, to call the warrant for cancellation in whole or in part. Maximum potential funding pursuant to the agreement with Barron, including the purchase of the Series A Preferred Stock and assuming the exercise of all of the warrants, of which there is no assurance, is $9,000,000. At closing, the Company paid a $50,000 due diligence fee to Barron.

The Preferred Stock Purchase Agreement also prevents any officer or director of the Company from selling any shares for a period of six months from March 24, 2006. As placement agent for the funding transaction with Barron, Ascendiant Securities, LLC ("Ascendiant") received $160,000 at closing and the Company issued to them 60,000 common shares and 160,000 A Warrants, 80,000 B Warrants, and 80,000 C Warrants. The Company has also agreed to issue to Ascendiant warrants equal to 8% of the shares issued to Barron upon any future exercise of the outstanding warrants issued to Barron upon the same terms as the warrants so exercised. If all of the warrants are exercised by Barron, the Company would be obligated to issue a total of 320,000 A Warrants, 160,000 B Warrants, and 160,000 C Warrants to Ascendiant. The Company has agreed to register the common shares underlying the warrants and the 60,000 common shares issued to Ascendiant.

In connection with the closing of this funding transaction on March 24, 2006, the Company entered into a Registration Rights Agreement with Barron and has agreed to register the common shares issuable upon conversion of the outstanding shares of the Series A Preferred Stock and the common shares issuable upon exercise of the warrants held by Barron. If the registration statement is not effective within six months from March 24, 2006, the Company has agreed to pay liquidated damages equal to 30,000 shares of common stock for each thirty-day period after this six-month period during which the registration statement is not effective, or if the Company does not maintain the effectiveness of the registration statement, up to a maximum of 240,000 shares. Because the registration rights agreement does not require any liquidated damages to be settled in cash, the relative fair value of the warrants have been presented in equity.

NOTE 7 - TIERONE TRANSACTION

On March 28, 2006, the Company entered into and closed a Stock Purchase Agreement with Tier One Consulting, Inc. ("Tier One") and its two shareholders, Michael A. Willner and Robert J. Morris, in which the Company acquired all of the outstanding shares of Tier One. The purchase price for the shares of Tier One was $2,750,000, of which $1,375,000 was paid at closing and the balance of which is payable in two equal installments on the first and second anniversary of the closing. In addition, the Company deposited $343,750 into a designated bank account for payment toward the first installment and it agreed to reserve a like amount from our bank lines of credit for payment of the first installment, if necessary. The installment payments are subject to adjustment for certain set-offs for any post-closing undisclosed liabilities of Tier One, enforcement of indemnification provisions by Tier One in the agreement, a decline in the EBIT calculation in the Tier One audited financial statements for 2005, or any increase or decrease in the estimated cost of the audit of the Tier One financial statements for 2005. The funds for the payment at closing and the deposit into the designated bank account were furnished from the funding transaction with Barron described in Note 6. As a result of the acquisition of all of the outstanding stock of Tier One from its shareholders, Tier One is now a wholly owned subsidiary of the Company. The allocation of the purchase price to the net tangible and intangible assets of TierOne is described in Note 4.

Tier One is an information technology services and solutions provider located in Aliso Viejo, California. It was founded in 2003 and has been managed by Messrs. Willner and Morris. It currently has over forty customers, including commercial and government entities. Representative vertical industries associated with Tier One's customer base include automotive, banking, communications, consumer goods, energy, financial services, insurance, government, media and entertainment, medical, technology, and utilities. Over the last eighteen months, the Company has outsourced several projects for its clients to Tier One.

                                 Caneum, Inc.
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2006

NOTE 8 - QUARTERLY COMMON STOCK TRANSACTIONS

The Company issued 19,544 shares at an average price of $0.77 to a consultant for services rendered on a monthly basis. The value of the services was $15,000. An additional 5,813 of shares were issued for legal services at $0.86.

In connection with a private placement, the Company issued 466,667 shares of common stock for cash at $0.75 per share.

Pursuant to the Company's 2002 Stock Option/Stock Issuance Plan, 240,454 shares were issued in connection with the exercising of stock options at an average price of $0.54 for cash proceeds of $350,003

The Company granted an award of 60,000 shares to an agent of the Company in connection with the Barron financing. The fair value of these shares was recorded at $50,400.

NOTE 9 - STOCK PLAN

On December 18, 2002, the Company's Board of Directors and shareholders adopted the 2002 Stock Option/Stock Issuance Plan (the "Plan"). The purpose of the Plan is to provide eligible persons an opportunity to acquire a proprietary interest in the Company and as an incentive to remain in the service of the Company.

There were initially 3,000,000 shares of common stock authorized for nonstatutory and incentive stock options and stock grants under the Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations. On March 10, 2004, the Board of Directors authorized an amendment to the Plan to increase the number of shares of common stock under the plan to 7,500,000, which the shareholders approved on February 28, 2005. The Plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until December 1, 2010, whichever is earlier. The Plan may also be terminated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all of our assets.

The purchase price under each option is established by the plan administrator. Additionally, the plan administrator will fix the terms of each option, but no option can be granted for a term in excess of 10 years. Stock issued under the Plan may vest immediately or upon terms established by the plan administrator.

A summary of the status of the plan and changes for the periods ended March 31, 2006 and 2005 are presented below:

                                 Caneum, Inc.
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2006

                                        For the quarter ended            For the quarter ended
                                            March 31, 2006                   March 31, 2005
                                    -----------------------------  -----------------------------
                                                 Weighted-Average               Weighted-Average
                                      Shares      Exercise Price     Shares      Exercise Price
                                    -----------  ----------------  -----------  ----------------
Outstanding at January 1             4,636,250        $0.81         3,990,000        $0.67

Granted                              2,090,000        $0.83           670,000        $2.24

Cancelled/forfeited                   (148,125)       $1.86              -

Exercised                             (240,454)       $0.54              -
                                     ---------                      ---------
Outstanding at March 31              6,337,671        $0.81         4,660,000        $0.89
                                     =========                      =========

Options exercisable at March 31      3,988,818                      3,191,250

Weighted-average fair value of
  options granted during the period      $0.83                          $2.42

The following table summarizes information about the options outstanding at March 31, 2006:

                               Options Outstanding                    Options Exercisable
                 -----------------------------------------------  -----------------------------
                   Number     Weighted-Average                      Number
   Range of      Outstanding     Remaining      Weighted-Average  Exercisable  Weighted-Average
Exercise Prices  at 3/31/06   Contractual Life  Exercise Prices   at 3/31/06    Exercise Price
---------------  -----------  ----------------  ----------------  -----------  ----------------
 $0.00 - $1.00    5,570,796       4 years            $0.69         3,515,935        $0.61

 $1.00 - $2.00      679,375       5 years            $1.47           275,321        $1.47

 $2.00 - $3.00       87,500       5 years            $2.66           197,562        $2.50
                  ---------                                        ---------
 $0.00 - $3.00    6,337,671       4 years            $0.81         3,757,739        $0.76
                  =========                                        =========

In addition to the options discussed above, the Company has the following outstanding warrants as follows:

  * 50,000 warrants for common shares at $0.75 each. These warrants were issued during 2005 and are fully vested.

  * 50,000 warrants for common shares at $1.40 each. These warrants were issued to consultants to the Company and are fully vested.


     In connection with the Barron funding that is more fully described in
     Note 6, the Company issued warrants 4,160,000 warrants for common shares at $.50, 2,080,000 warrants for common shares at $1.00 and 2,080,000 warrants for common shares at $1.50.

                                 Caneum, Inc.
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2006

     The Company issued shares of common stock in a private placement with accompanying Common Stock Purchase Warrants at the rate of 50% of the shares purchased. Accordingly 283,668 warrants are outstanding related to this common stock. The warrants will be exercisable at $1.00 with certain incentive discounts to the exercise price available through December 31, 2008.

     At March 31, 2006 the Company has 8,703,668 warrants outstanding at a weighted average exercise price of $0.88.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Credit Line
-----------
As of March 31, 2006, the Company maintained a small business credit line with Wells Fargo Bank. Under the terms of the agreement the total credit available is $100,000, there is no collateral for the line and the interest rate is variable in nature. The Company must pay the finance charge every month. The balance outstanding on the line was $13 at March 31, 2006 and the interest rate at that time was 8.5%.
The credit line may be terminated at any time.

Employment Contracts
--------------------
On October 28, 2003, the Company's Compensation Committee approved employment agreements with the Company's President, Sukhbir Singh Mudan, and Alan S. Knitowski, the Company's Chairman. The following description sets forth the material individual terms of these agreements:

  * Sukhbir Singh Mudan. The initial period of the employment agreement for Mr. Mudan is three years. Mr. Mudan is required to devote 100% of his business time to the business of the Company, and his base salary is $120,000 per annum. Mr. Mudan received options to purchase 1,000,000 shares at $0.55 per share as additional compensation for entering into the agreement.

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

Effective with the closing of the transaction with Tier One (Note 7), the Company entered into two-year full-time employment agreements with Messrs. Willner and Morris and appointed them Senior Vice-Presidents of the Company. Each employment agreement provides for a base salary of $200,000 and each person was granted options to purchase 1,000,000 shares of the Company's common stock pursuant to its existing Stock Option/Stock Issuance Plan at $0.83 per share. The options will vest at the rate of 1/16th per calendar quarter beginning with the quarter

                                 Caneum, Inc.
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2006

ending March 31, 2006, with the first 62,500 options vesting on March 31, 2006, subject to early vesting in the event of a corporate transaction and in the event the person dies or is disabled, or if the Company terminates him without cause.

NOTE 11 - SUBSEQUENT EVENTS

Clarence Kelley
---------------
On April 20, 2005, we signed a letter of intent to acquire 1138, Inc., a Kansas corporation, doing business as Clarence M. Kelley and Associates. The letter of intent provided for Clarence Kelley to be merged with and into our company. Under the terms of the letter of intent, the shareholders of Clarence Kelley would have received 50% of the purchase price at closing, and that the balance of purchase price would be issued 25% at the end of the first anniversary of the closing and 25% at the end of the second anniversary of the closing, in each case subject to the fulfillment of mutually agreed to performance benchmarks and the terms of a definitive agreement. The installment payments in each case were conditioned upon the company maintaining gross revenue equal to at least 90% of gross revenue at closing and net revenue margin not less than that at closing. All common shares issued by us as part of the purchase price would have included piggyback registration rights. It was contemplated that the purchase price would be subject to offset on negotiated terms and conditions. The number of shares to be issued by us to the shareholders in the proposed transaction would have been appropriately decreased to reflect the intrinsic value of any warrants or options assumed by us or for which replacement options or warrants with equivalent economic benefits were issued by us. On August 2, 2005, we extended the letter of intent until March 31, 2006. On March 31, 2006, the LOI expired without executing a binding definitive agreement. At this point, both companies continue discussions concerning an acquisition, but there can be no assurance that the Company will be successful in achieving closure on the proposed transaction. In the interim, both companies have executed a reseller agreement such that Caneum will offer Clarence Kelley's pre-employment screening and background investigations capability as a core component to its human resources business process outsourcing (BPO) offering to its customers.

Note 12 - PROFORMA CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited Pro Forma Consolidated Statement of Operations for the Company for the quarters ended March 31, 2006 and 2005, have been prepared to illustrate the estimated effect of the acquisition of TierOne by Caneum, Inc. as if the transaction had occurred on the first day of the presented periods. The pro forma consolidated Statements of Operation do not purport to be indicative of the consolidated results of operations that would actually be attained had such transactions been completed on the assumed dates and for the period presented, or which may be attained in the future. The pro forma financial statements include adjustments for amortization of finite lived assets and elimination of intercompany transactions for the periods presented. These statements should be read in conjunction with the separate historical financial statements of the individual companies.

                                 Caneum, Inc.
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2006

                                                   For the quarter ended
                                               -----------------------------
                                                 March 31,        March 31,
                                                   2006             2005
                                               ------------     ------------
                                                 Proforma         Proforma
                                                (unaudited)      (unaudited)
REVENUE                                        $  1,854,459     $  1,417,841

COST OF REVENUE                                   1,275,996     1,108,327
                                                -----------      -----------
     GROSS PROFIT                                   578,463          309,514

OPERATING EXPENSES                                  911,335          792,146
                                                -----------      -----------
     LOSS FROM OPERATIONS                          (332,872)        (482,632)
                                                -----------      -----------
OTHER INCOME (EXPENSE)

  Other income                                           31             -
  Interest income                                      -                 993
                                                -----------      -----------
     TOTAL OTHER INCOME (EXPENSE)                        31              993
                                                -----------      -----------
     LOSS BEFORE INCOME TAX                        (332,841)        (481,639)

     INCOME TAX EXPENSE                                (800)            (800)
                                                -----------      -----------
     NET LOSS                                  $   (333,641)    $   (482,439)
                                                ===========      ===========

LOSS PER COMMON SHARE-Basic and Diluted        $      (0.06)    $      (0.11)
                                                ===========      ===========
SHARES USED IN EARNINGS PER SHARE CALCULATIONS
  WEIGHTED AVERAGE COMMON SHARES                  5,823,950        4,405,277
                                                ===========      ===========

Item  2.  Management's Discussion and Analysis and Plan of Operation

     The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto as filed with this report.

Background

     We are a global provider of business process and information technology outsourcing products and services across vertical industries including technology, energy, government, transportation, financial services, education and healthcare. We provide a suite of business strategy and planning capabilities to assist companies with their "make versus buy" decisions in the areas of data, network, product development, product maintenance and customer support, and fulfills its services in-house, on-shore, near-shore and off-shore depending on the business goals and objectives of our global customers. In parallel, we are opportunistically pursuing accretive acquisitions within our core outsourcing product and service suite in order to broaden our core capabilities, expand our customer base and supplement our organic growth.

     On March 28, 2006, we acquired Tier One Consulting, Inc., a California- based information technology services and solutions provider, for an aggregate purchase price of $2,750,000. On March 24, 2006, we closed a transaction with Barron Partners LP ("Barron") in which we issued 4,000,000 shares of Series A Convertible Preferred Stock to Barron at $0.50 per share for gross proceeds of $2,000,000. We also issued to Barron 4,000,000 A Warrants exercisable at $0.50 per share, 2,000,000 B Warrants exercisable at $1.00 per share, and 2,000,000 C Warrants exercisable at $1.50 per share. As placement agent for the funding transaction with Barron, Ascendiant Securities, LLC received $160,000 at closing and we issued to them 60,000 common shares and 160,000 A Warrants exercisable at $0.50 per share, 80,000 B Warrants exercisable at $1.00 per share, and 80,000 C Warrants exercisable at $1.50 per share.

     On March 28, 2006, we closed the transaction with Tier One Consulting, Inc. ("Tier One") and its two shareholders, Michael A. Willner and Robert J. Morris, in which we acquired all of the outstanding shares of Tier One. The purchase price for the shares of Tier One was $2,750,000, of which $1,375,000 was paid at closing and the balance of which is payable in two equal installments on the first and second anniversary of the closing. In addition, we deposited $343,750 into a designated bank account for payment toward the first installment and we agreed to reserve a like amount from our bank lines of credit for payment of the first installment, if necessary. The installment payments are subject to adjustment for certain set-offs for any post-closing undisclosed liabilities of Tier One, enforcement of indemnification provisions by Tier One in the agreement, a decline in the EBIT calculation in the Tier One audited financial statements for 2005, or any increase or decrease in the estimated cost of the audit of the Tier One financial statements for 2005. Also as a result of the closing of the transaction with Tier One, we entered into two-year full-time employment agreements with Messrs. Willner and Morris and appointed them Senior Vice-Presidents of our company. Each employment agreement provides for a base salary of $200,000 and each person was granted options to purchase 1,000,000 shares of our common stock pursuant to our existing Stock Option/Stock Issuance Plan at $0.83 per share. The options will vest at the rate of 1/16th per calendar quarter beginning with the quarter ending March 31, 2006, with the first 62,500 options vesting on March 31, 2006, subject to early vesting in the event of a corporate transaction and in the event the person dies or is disabled, or if we terminate him without cause.

The impact of this acquisition will be significant increases in our revenues, cost of revenues and operating expenses for periods subsequent to March 28, 2006. In addition, we expect to reap the benefits of considerable cross selling between our established customer bases.

Critical Accounting Policies

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to our critical accounting policies for the quarter ended March 31, 2006.

     We derive our revenue primarily from the sale of services either by our parent or our wholly-owned subsidiary. Revenue is recognized as services are performed in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." We recognize revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.

     Cost of revenue consists primarily of payments to third-party vendors and contractors and in-house resources charged to customers based on hours of work performed. Operating expenses include general and administrative expenses and corporate overhead expenses. General and administrative expenses consist primarily of overhead in managing programs, marketing expenses for future projects, and due diligence costs in reviewing acquisition targets. Corporate overhead expenses relate to salaries and benefits of personnel responsible for corporate activities, including acquisitions, administrative, and reporting responsibilities. We record these expenses when incurred.

Results of Operations

Three Months Ended March 31, 2006 versus the Three Months Ended March
31, 2005

     Revenue was $854,719 and $204,522 for the quarters ended March 31, 2006 and 2005, respectively, representing an increase of $650,197 or 318% as compared to the same period in the prior year (the "comparable prior year period"). The Company's increased marketing effort resulted in several Business Process Outsourcing contracts which occurred subsequent to the comparative prior year period. These contracts are with customers such as Countrywide, DirecTV and Innofone,com and have generated a combined $715,120 in revenues during the quarter ended March 31, 2006, with $0 revenues in the comparative prior year period. In addition, during the current quarter, the Company recorded $49,433 in post-acquisition revenues as a direct result of the acquisition of Tier One.

     We expect that our reported consolidated revenue numbers will increase significantly in future periods as a result of continued organic growth and our acquisition of Tier One.

Cost of Revenue and Gross Profit

     Cost of revenue was $640,309 and $137,938 for the quarters ended March 31, 2006 and 2005, respectively, representing an increase of $502,371 or 364%. The increase in absolute dollars was due to the increased sales activity as described in the preceding paragraph. The increase also includes $40,376 as a direct result of the Tier One acquisition.

     Our gross margin percentages were 25% and 33% for the quarters ended March 31, 2006 and 2005, respectively. The decrease in the gross margin percentages was primarily due to the nature of the Company's contracts in the respective periods and the fact that, in the current quarter, the Company has more consultants utilized on longer-term contracts that provide a lower margin.

     We expect that our report consolidated cost of revenue and gross margin will increase significantly in future periods as a result of continued organic growth and our acquisition of Tier One. We expect that our future gross margin percentage will be fairly consistent with the percentage we earned in the current quarter.

Operating Expenses

      Operating expenses were $566,423 and $568,705 for the quarters ended March 31, 2006 and 2005, respectively, representing a decrease of $2,282 or 0.4%. We believe that this decrease was achieved, in light of significantly increased revenues, because of the Company's increased focus and execution on sales and cost containment and on achieving a breakeven scenario on a cash basis.

     The major components of our operating expenses are as follows:

     Stock-based compensation expense was of $129,272 and $183,646 for the quarters ended March 31, 2006 and 2005, respectively. This represents a decrease of $54,374 or 30%. The decrease is principally the result less shares vesting in the current quarter relative to the comparative prior year period (253,150 versus 536,042) and a reduction in the estimated fair value of options that resulted from current assumptions used in the Black-Scholes option pricing model.

     Payroll, (excluding bonus), and related expenses are approximately 26% of our operating expenses and amounted to $146,916 and $187,315 for the quarters ended March 31, 2006 and 2005, respectively. The decrease of $40,399 or 22% resulted primarily from the fact that one of our directors worked directly on a client project during the current quarter, and accordingly, related expenses have been presented as cost of revenue.

     We determine the cost of being public as including legal and accountant fees, filing fees and investor relations. These expenses are approximately 32% of the operating expenses and amounted to $182,224 and $92,168 for the quarters ended March 31, 2006 and 2005, respectively. This increase of $90,056 or 98% resulted largely from the fact that our audit and accounting fees increased over 2005, as our operating activities expanded, while we also undertook a investor relations campaign.

     We also incurred operating expenses of $9,057 in the current quarter that directly related to our acquisition of Tier One.

     We expect that our consolidated operating expenses will increase significantly in future periods as a result of continued growth in revenues and our acquisition of Tier One. Additionally, we expect to incur future non-cash amortization charges as a result of certain intangible assets that we acquired in connection with the Tier One acquisition.

Other Income (Expense)

     Other income (expense) was $31 and $993 for quarters ended March 31, 2006 and 2005, respectively. This income was primarily interest income on maintained cash balances. We do not expect to earn or incur significant amounts of other income or expense.

     Income Tax Expense

     We recorded income tax expenses of $800 for each of the quarters ended March 31, 2006 and 2005. Such amount represents our minimum state income tax liability. We do not expect to incur significant amounts of income tax expenses until we earn profits.

     Net loss

     We incurred a net loss of $352,781 and $501,928 for the quarters ended March 31, 2006 and 2005, respectively, as a result of the factors described above.

Liquidity  and Capital Resources

       Cash and cash equivalents were $838,411 and $99,760 as of March 31, 2006 and December 31, 2005, respectively. The increase in cash and cash equivalents in the current quarter was a result of the cash provided by our financing activities of $2,263,183 (which included sales of our Series A preferred stock, sales of our common stock, and exercises of stock options), less cash used in operations of $297,234, and cash used by investing activities of $1,227,298 (which principally included cash used in our acquisition of Tier One of $1,226,353).

     Net cash used by operations was $297,234 and $422,148 for the quarters ended March 31, 2006 and 2005, respectively. The decrease in cash used by operations was largely due to the decrease in our net loss.

     Net cash used by investing activities was $1,227,298 and $0 for the quarters ended March 31, 2006 and 2005, respectively. On March 28, 2006, we closed the acquisition of Tier One Consulting, Inc. in which we acquired all of the outstanding shares of Tier One. The purchase price for the shares of Tier One was $2,750,000, of which $1,375,000 was paid at closing and the balance of which is payable in two equal installments on the first and second anniversary of the closing. As part of the transaction, we received the closing bank accounts of Tier One.

     Net cash provided by financing activities was $2,263,183 and $40,000 for the quarters ended March 31, 2006 and 2005, respectively. On March 24, 2006, we entered into and closed a funding agreement with Barron Partners, LP ("Barron"). Pursuant to the Agreement, which is more fully described in Part I of this Form 10QSB, we issued 4,000,000 shares of Series A Preferred Stock to Barron at $0.50 per share for net proceeds of $1,790,000. Additionally during the quarters ended March 31, 2006 and 2005, we raised gross proceeds of $480,003 and $40,000 respectively, from the issuance of common stock through private placements and the exercise of stock options.

     While both of these transactions, the Barron financing and the Tier One acquisition, are more fully described elsewhere, management believes that the funding and acquisition will enable us to attain a cash neutral position within the next year.

     Additionally, we may continue to compensate employees with equity incentives, where possible, and continue to utilize equity instruments to compensate existing and new employees hired to minimize cash outlays. Management believes this strategy provides the ability to increase stockholder value as well as utilize cash resources more effectively.

     During future periods, we may seek additional funding to finance future acquisitions. The amount and timing of such capital transactions is not yet known and will depend largely on our operating needs and the cost to acquire new information technology companies. Our ability to secure this additional funding given present market conditions is uncertain, as is the financial effect any such funding may have on our capital structure or operating results.

Off-Balance Sheet Arrangements

     During the three months ended March 31, 2006, we did not engage in any off-balance sheet arrangements.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS 123R, which revises SFAS 123, APB 25 and related accounting interpretations. SFAS 123R eliminates the use of the intrinsic value method for employee stock-based compensation and requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS 123R requires the expensing of all share-based compensation, including options, using the fair value based method. We adopted this standard on January 1, 2006.

     In December 2004, the FASB issued SFAS 153 which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 also replaces the narrow exception for nonmonetary exchanges of similar productive assets with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. APB 29 previously required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB 29 provided an exception to its basic measurement principle of fair value for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We evaluated the impact of the adoption of SFAS 153 and we do not believe there was a significant impact to the Company's overall results of operations or financial position.

     In May 2005, the FASB issued SFAS 154 which replaces APB 20 and SFAS 3 to require retrospective application of changes in accounting principle to prior periods' financial statements. The provisions of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on our financial statements.

     The FASB issued SFAS 155 in February 2006. SFAS 155 amends SFAS 133 and SFAS 140. SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. In summary, SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain embedded derivative requiring bifurcation. SFAS 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. We are presently assessing the impact that the adoption of SFAS 155 will have on our financial statements.

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

     Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     We expect that we will be required to make changes in our internal control over financial reporting as a result of our acquisition of Tier One that is described elsewhere in this report. We are presently assessing the internal control of Tier One and any changes we may be required to implement to Tier One's internal control, as well as our internal control, to ensure that our disclosure controls and procedures are designed and operating effectively. Accordingly, we expect that our Form 10-QSB for the period ending June 30, 2006, will report material changes in our internal control over financial reporting.

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

     Under current SEC guidelines, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") will be effective for our year ending December 31, 2007. In order to comply with the Act, we will undertake a comprehensive effort, which includes documentation and testing of the design and operation of its internal control using the guidelines established by Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of these activities, we may identify certain internal control matters that management believes should be improved. These improvements, if necessary, will likely include further formalization of existing policies and procedures, improved segregation of duties, additional information technology systems controls and additional monitoring controls. Because management has not presently determined whether these matters will result in material weaknesses being identified in the Company's internal control as defined by the Public Company Accounting Oversight Board (United States), no assurances can be given regarding the outcome of these efforts at the present time.

                                   PART II

                              OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities

     During the quarter ended March 31, 2006, the following securities were sold by us without registering the securities under the Securities Act, except as otherwise previously reported:

  * In February 2005 we entered into a consulting agreement with Robert Mitro, one of our directors, to provide consultation relating to general business and financials matters. As part of the consideration to be paid for such services, we agreed to issue shares of our common stock at the rate of $5,000 per month. The monthly fee is payable in shares of restricted stock at a price per share equal to the average closing bid (or sale if reported) price of the shares in the public trading market for the twenty trading days immediately preceding the first of the following month. For services rendered for the month of March, 2006, we issued 6,147 shares valued at $.81 per share. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or
     Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.
     Mr. Mitro was an accredited investor as defined in Rule 501 of Regulation D at the time of issuance. He delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the certificates evidencing such shares. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Mitro represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the stock issuance. No underwriting discounts or commissions were paid in connection with the transaction.

  * On March 30, 2006, Robert Mitro exercised 150,000 of his vested options. Proceeds to the company were $82,500. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of
     Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Mitro was an accredited investor as defined in Rule 501 of Regulation D at the time of the exercise. He delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the documents evidencing the shares. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Mitro represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the exercise. No underwriting discounts or commissions were paid in connection with the issuance.

  * On February 17, 2006, our compensation committee approved an engagement agreement with Ronald Vance, our secretary and outside counsel. Pursuant to the terms of that engagement agreement we granted 13,404 shares to Mr. Vance for services rendered in the month of March. All of the shares were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Vance was a sophisticated investor as defined in Rule 501 of Regulation D at the time of the granting. He delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the certificate evidencing the shares. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Vance was provided access to information similar to the type of information which would be included in a prospectus and was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the issuance. No underwriting discounts or commissions were paid in connection with the issuance.

Item 5.  Other Information

Unregistered Sales of Equity Securities Following First Quarter

     In April 2006 we granted ten-year options to Richard Scott Leonard to purchase 125,000 shares at $.70 per share for acceptance of position as Director of SAP NetWeaver Service Line. The options vest based upon new revenues and book of business delivered to the company from activities of Mr. Leonard, with the lone requirement that it be profitable revenue in accordance with our policies/guidelines. New revenue will be reviewed every quarter. Vesting would be based on new revenues, divided by $4,000,000 times the total number of options granted. Any unvested options outstanding at the four (4) year six (6) month anniversary of the date of hire shall automatically vest at that time. Options would also vest in the event of a Corporate Transaction, as defined in the 2002 Stock Option/Stock Issuance Plan. The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Leonard was an accredited investor as defined in Rule 501 of Regulation D at the time of the grant. He delivered appropriate investment representations with respect to this grant and consented to the imposition of restrictive legends upon the option grant form. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Leonard represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the option grant. No underwriting discounts or commissions were paid in connection with the transaction.

     In April 2006 we granted ten-year options to Rich Low to purchase 30,000 shares at $.70 per share for acceptance of position as Director of Recruiting Operations. The options vest one-fourth (1/4th) of the total options granted at the end of the first year of services and 1/48th per month thereafter. Options would also vest in the event of a Corporate Transaction, as defined in the 2002 Stock Option/Stock Issuance Plan. The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Low was an accredited investor as defined in Rule 501 of Regulation D at the time of the grant. He delivered appropriate investment representations with respect to this grant and consented to the imposition of restrictive legends upon the option grant form. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Low represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the option grant. No underwriting discounts or commissions were paid in connection with the transaction.

Warrants to Ascendiant Securities, LLC

     As previously reported, we issued common stock purchase warrants to Ascendiant Securities, LLC in connection with the funding transaction with Barron Partners LP, the closing of which occurred on March 24, 2006. These warrants consisted of warrants to purchase 160,000 shares at $0.50 per share, warrants to purchase 80,000 shares at $1.00 per share, and warrants to purchase 80,000 shares at $1.50 per share. We previously reported that the forms of these warrants would be identical to the warrant forms used in connection with the warrants issued to Barron Partners LP. In fact, the warrant forms used for Ascendiant contained two modifications from the forms used for Barron Partners LP.
Section 5(e) in regard to a prohibition on the cashless exercise provision of the warrant and Section 8 in regard to the call provision were eliminated from the forms of the warrants issued to Ascendiant. Copies of these revised forms are included as exhibits with this filing.

Item 6.  Exhibits

     The following exhibits are included as part of this report:

     4.1 Form of D Warrant exercisable at $0.50 issued to Ascendiant Securities
     4.2 Form of E Warrant exercisable at $1.00 issued to Ascendiant Securities
     4.3 Form of F Warrant exercisable at $1.50 issued to Ascendiant Securities
     31.1 Rule 13a-14(a) Certification by Principal Executive Officer
     31.2 Rule 13a-14(a) Certification by Principal Financial Officer
     32 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Caneum, Inc.


Date:  May 15, 2006                     By /s/ Sukhbir Singh Mudan
                                           Sukhbir Singh Mudan,
                                           President and Treasurer
                                           (Principal executive officer,
                                           principal financial officer,
                                           and chief accounting officer)