Form 10QSB
period 2006-06-30
CANEUM INC
filed 2006-08-21
CIK 1118961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006

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
Issuer’s telephone number, including area code: (949) 273-4000
Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes ☑ No ☐ (2) Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: At August 11, 2006, there were 6,736,299 shares of our common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 2. Financial Statements

For the Periods ended June 30, 2006 and 2005

Page
Financial Statements

Condensed Consolidated Balance Sheets — Assets	- 3

Condensed Consolidated Balance Sheets — Liabilities and Stockholders’ Equity	- 4

Condensed Consolidated Statements of Operations	- 5

Condensed Consolidated Statements of Cash Flows	- 6

Notes to Condensed Consolidated Financial Statements	- 7
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Caneum, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2006 and December 31, 2005
ASSETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents, including restricted cash of $343,750 as of June 30, 2006	$562,940	$99,760
Accounts receivable, net of allowance for doubtful accounts of $79,454 and $10,446, respectively	1,635,100	469,074
Unbilled receivables	90,630	—
Prepaid assets — related parties (Note 3)	8,995	68,750
Other prepaid expenses and current assets	33,085	51,099

TOTAL CURRENT ASSETS	2,330,750	688,683

FIXED ASSETS

Property and Equipment	23,119	—
Software	77,962	16,128

	101,081	16,128
Less accumulated depreciation	(44,102)	(1,571)

TOTAL FIXED ASSETS	56,879	14,557

INTANGIBLE ASSETS (Note 4 and 7)

Employment contracts	78,000	—
Customer contracts/relationships	670,000	—
Licenses	75,000	—
Trademarks and logos	90,000	—
Goodwill	1,294,537	—

	2,207,537	—
Less accumulated amortization	(57,243)	—

	2,150,294	—

TOTAL ASSETS	$4,537,923	$703,240

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
Condensed Consolidated Balance Sheets (continued)
As of June 30, 2006 and December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued liabilities	$724,314	$284,656
Credit line	90,409	6,833
Accrued payroll and related expenses	166,556	25,839
Income tax payable	10,800	—
Purchase price installment payable (Note 7)	637,500	—

TOTAL CURRENT LIABILITIES	1,629,579	317,328

LONG TERM LIABILITIES

Purchase price installment payable (Note 7)	577,500	—

COMMITMENTS AND CONTINGENCIES (Notes 6, 7 and 10)

STOCKHOLDERS’ EQUITY

Common stock, 100,000,000 shares authorized at $.001 par value: 6,255,646 and 5,386,991 shares issued and outstanding, respectively	6,256	5,386
Preferred stock, 20,000,000 shares authorized at $.001 par value: 4,000,000 and 0 shares issued and outstanding, respectively	4,000	—
Additional paid in capital	6,912,701	3,434,328
Accumulated deficit	(4,552,113)	(3,013,802)
Deferred compensation	(40,000)	(40,000)

TOTAL STOCKHOLDERS’ EQUITY	2,330,844	385,912

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,537,923	$703,240

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$2,211,847	$435,382	$3,066,567	$639,904

COST OF REVENUE	1,474,293	338,064	2,114,602	476,002

GROSS PROFIT	737,554	97,318	951,965	163,902

OPERATING EXPENSES	1,062,119	474,120	1,564,084	1,042,825

LOSS FROM OPERATIONS	(324,565)	(376,802)	(612,119)	(878,923)

OTHER INCOME (EXPENSE)
Other income	—	—	—	—
Interest expense	(30,645)		(31,075)
Interest income	5,652	286	5,683	1,279

TOTAL OTHER INCOME (EXPENSE)	24,993	286	25,392	1,279

LOSS BEFORE INCOME TAX	(349,558)	(376,516)	(637,571)	(877,644)

INCOME TAX EXPENSE	—	—	(800)	(800)

NET LOSS	$(349,558)	$(376,516)	$(638,311)	$(878,444)

LOSS PER COMMON SHARE-Basic and Diluted	$(0.06)	$(0.08)	$(0.11)	$(0.20)
SHARES USED IN EARNINGS PER SHARE CALCULATIONS
WEIGHTED AVERAGE COMMON SHARES-Basic and Diluted	6,216,346	4,545,645	5,746,676	4,468,765

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
Condensed Consolidated Statements of Cash Flows

	For the six months ended
	June 30,	June 30,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(638,311)	$(878,444)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation expense	237,785	328,201
Depreciation and amortization	72,887	—
Expenses paid by stock issuance	90,400	24,077
Increase in accounts receivable	(712,620)	(293,012)
Increase in deferred costs	—	(17,000)
Decrease (Increase) in prepaid expenses and other assets	106,480	(11,045)
Increase accounts payable and accrued liabilities	47,074	139,316
Increase in accrued payroll and related expenses	140,884	64,789

NET CASH FLOWS USED BY OPERATING ACTIVITIES	(655,421)	(643,118)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash issued for purchase of TierOne Consulting, Inc., net of cash acquired	(1,194,021)	—
Purchase of fixed assets	(40,953)	—
Development of software for internal use	—	(7,271)

NET CASH FLOWS USED BY INVESTING ACTIVITIES	(1,234,974)	(7,271)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash	350,000	415,000
Issuance of Series A preferred shares for cash, net	1,790,000	—
Exercise of options	130,000	—
Increase in credit line	83,575	—

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,353,575	415,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	463,180	(235,389)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	99,760	506,790

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$562,940	$271,401

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Acquisition of license	$75,000	$—

Stock issued to satisfy accrued expenses	—	82,200

Stock issued in connection with sale of preferred stock	$50,400	$—

Cash paid for taxes	$800	$800

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
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
Caneum, Inc. is a global provider of business process and information technology outsourcing services across vertical industries, including technology, energy, government, transportation, financial services, education and healthcare. The Company provides a suite of business strategy and planning capabilities to assist companies with their “make versus buy” decisions in the areas of data, network, product development, product maintenance and customer support, and fulfills its services in-house, on-shore, near-shore and off-shore, depending on the business goals and objectives of its global customers. In parallel, the Company is opportunistically pursuing accretive acquisitions within its core outsourcing service suite in order to broaden its core capabilities, expand its customer base and supplement its organic growth.
The Company’s mission is to push the boundaries of innovation and global competitiveness through the borderless integration of people, process, technology and information. In order to accomplish this, Caneum offers its customers business process outsourcing (BPO) services and information technology outsourcing (ITO) services. BPO services are comprised of (i) Customer Support, including call centers and web agents for online and offline technical, customer and product support, (ii) HR, including benefits packages, pre-employment screening, retained and contingent recruiting and information technology centric staffing, (iii) Sales & Marketing, including online web agents, lead generation and distribution channel expansion, and (iv) IR & PR, including audio transcription and web development, deployment and maintenance for investor communications, and (v) Finance & Accounting, including data entry and back office processing. ITO services are comprised of (i) IT Enterprise Software Services, including architecting, integrating, deploying, migrating and maintaining front-end sales force automation (SFA), back-end enterprise resource planning (ERP), case management, expert system and enterprise application software packages, (ii) IT Infrastructure Services, including systems administration, database administration, web development, network optimization, infrastructure audits and system architecture, and (iii) Product Development, including hardware, firmware and software coding, development and maintenance for existing product lines and next generation product prototyping.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Consolidation
The accompanying condensed consolidated financial statements include the accounts of the company and its wholly owned subsidiary TierOne Consulting,Inc. from the date of its acquisition of March 28, 2006. All intercompany transactions have been eliminated upon consolidation.

Revenue Recognition
The Company derives its revenue primarily from the sale of services. Revenue is recognized as services are performed in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. The Company records all expense reimbursements billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with Emerging Issues Task Force (“EITF”) 01-14“Income Statement Characterization of Reimbursements Received for “out-of-pocket” expenses.”
During each of the six months ended June 30, 2006 and June 30, 2005, the Company had three customers that each accounted for at least 10% of the Company’s revenue. For the six months ended June 30, 2006 one customer accounted for 23% of the Company’s revenue.
As of June 30, 2006, and June 30, 2005, one and three customers respectively, each accounted for at least 10% of accounts receivable. At June 30, 2006, the largest such customer accounted for 11% of the Company’s net accounts receivable.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2006, and December 31, 2005, the Company had $ 419,709 and $53,998, respectively, on deposit that exceeded federally insured limits.
Stock Options
The Company estimates the fair value of stock options using a Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123R, Securities and Exchange Commission Staff Accounting Bulletin No. 107(“SAB 107”) and our prior period pro forma disclosures of net income (loss), including stock-based compensation as required by SFAS No. 123. The fair value of stock options granted is recognized to expense over the requisite service period. Compensation expense for all share-based payment awards is recognized using the straight-line single-option method.
The Company used the historical stock price volatility to value stock options under SFAS 123R and in accordance with SFAS 123 for purposes of pro forma information. The expected term of stock options represents the period of time options are expected to be outstanding and is based on observed historical exercise patterns for the Company which it believes are indicative of future exercise behavior. For the risk free interest rate, the Company utilizes the observed interest rates appropriate for the term of time options are expected to be outstanding. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

The following weighted average assumptions were used for grants issued in the six months ended June 30, 2005, under the SFAS No. 123 requirements and in the six moths ended June 30, 2006, under the SFAS No. 123R requirements:

	For the six months ended
	June 30,	June 30,
	2006	2005
Volatility	71.23%	116.99%
Risk free Interest rate	4.72%	4.25%
Expected life of Options	4-5 years	4-5 years
In the pro forma disclosures prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures as they occurred. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company.
Impact of SFAS No. 123R
The following table presents the impact to the Company’s condensed consolidated financial statements as a result of our adoption of SFAS No. 123R for the six months ended June 30, 2006:

Six months
ended June 30,
2006
Stock-based compensation expense	$237,785
Effect on loss per share:
Basic	$(0.04)
As of June 30, 2006, the unamortized compensation expense related to outstanding unvested options was approximately $1,410,000 with a weighted average remaining vesting period of approximately four years. The Company expects to amortize this expense over the remaining vesting period of these stock options.
Prior to the adoption of SFAS No. 123R, for options granted to employees, the Company applied Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and provided the pro forma disclosures of SFAS No. 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” No compensation expense has been recognized for options granted unless the grants were issued at exercise prices below market value prior to the adoption of SFAS No. 123R.
The Company accounts for options and warrants granted to non-employees under SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services.” The Company measures the fair value of such options using the Black-Scholes option pricing model at each financial reporting date.
The per share weighted-average fair value of stock options granted during the six months ended June 30, 2006 and 2005 was $0.81 and $1.51, respectively.
The total cash received from employees as a result of employee stock option exercises during the six months ended June 30, 2006 was $130,000.
The Company’s stock option plans are described in Note 9 to the condensed consolidated financial statements.

Pro forma for 2005 Under SFAS No. 123
The following table compares the loss per share that the Company reported to the pro forma amounts that the Company would have reported for the three and six months ended June 30, 2005, had the Company recognized compensation expense for stock-based compensation awards in accordance with SFAS No. 123:

	Three months	Six months
	ended June 30,	ended June 30,
	2005	2005
Net income (loss) as reported	$(376,516)	$(878,444)
Add: stock option-based employee compensation expense included in reported net loss, net of related tax effects	144,555	328,201
Deduct: stock-based employee compensation expense, net of related tax effects	(470,082)	(890,882)

Pro forma	$(702,043)	$(1,141,225)

Basic and diluted net loss per share, as reported	$(0.08)	$(0.20)
Basic and diluted net loss per share, pro forma	$(0.15)	$(0.26)
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
Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At June 30, 2006 and December 31, 2005, management believes that the carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of these financial instruments.
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
Earnings (Loss) Per Share
Basic earnings (loss) per share includes no dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Such shares are not included when there is a loss as the effect would be anti-dilutive. At June 30, 2006 and December 31, 2005, the Company had 14,166,672 and 4,786,583, of options and warrants outstanding for the respective periods. Certain of these instruments are potentially dilutive securities pursuant to SFAS No. 128.
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
New Accounting Pronouncements
In March 2006, the FASB issued Statement Accounting Standards No. 156, FASB Statement No. 140, Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006, and is not expected to have a material effect on the Company’s financial statements.
NOTE 3 — RELATED PARTY TRANSACTIONS
During the six months ended June 30, 2006 and 2005, the Company entered into the following transactions with entities whose principals and/or directors are shareholders of the Company:
Rent
The Company subleases space from Cygni Capital, LLC, whose principal is a shareholder of the Company. The current rent is $650 per month for one office, which is used by our Chairman, and shared use of a central conference room. The rent expense under this agreement was $6,400 and $10,600 for the six months ended June 30, 2006 and 2005 respectively. This agreement is on a month-to-month term and can be cancelled by the Company or Cygni Capital, LLC, at any time.
The Company also subleases space from Trycera Financial, a company with two common directors and several common investors, for outsourcing services in lieu of cash. Currently this includes one office space, two cubicles and common areas and is on a month-to-month term. This agreement can be cancelled by the Company or Trycera Financial, Inc., at any time.

Investor Relations
Jason Daggett ,a former director of the Company, is the President of The Liquid Group, Inc., which has an agreement to provide investor relations and public relations services to the Company for $5,850 on a month-to-month basis. In addition The Liquid Group, through its affiliates, has conducted other public relations and promotional activities for the Company. The amount paid to The Liquid Group or its affiliates was $192,550 and $62,500 for the six months ended June 30, 2006 and 2005 respectively. At June 30 2006, $2,475 of the payments made to The Liquid Group was recorded as a prepaid asset and will be recognized as expense as the Company receives related services.
Consulting
The Company currently has a consulting agreement with Robert F. Mitro, a Director of our board. Mr. Mitro originally provided services pursuant to an employment agreement approved on October 28, 2003, but the current consulting agreement replaces it in its entirety. The period of the current consulting agreement for Mr. Mitro is through October 23, 2006. During the most recent quarter, and as a requirement associated with the Company’s financing agreement with Barron Partners closed in March 2006, the Company notified Mr. Mitro in writing that his consulting agreement would not be renewed upon its expiration in October 2006. The base compensation associated with the current consulting agreement for Mr. Mitro is $5,000 per month, payable in common stock, until its expiration on October 23, 2006.
Revenue
The Company has been retained by Trycera Financial, a company with two common directors and several common investors, to perform certain consulting services. These services are operational in nature and include, but are not limited to, business process outsourcing, information technology outsourcing and other consulting services. The total revenue pursuant to this agreement was $3,500 and $5,098 for the six months ended June 30, 2006 and 2005 respectively. The agreement operates on a project by project basis.
NOTE 4 — INTANGIBLE ASSETS
On March 28, 2006, and as more fully described in Note 7 the Company acquired TierOne for a purchase price of $2,750,000. In addition to the assets acquired and liabilities assumed, which have been recorded at their fair market value the Company allocated a purchase price of $90,000 to the trade marks and logos, $310,000 to the customer relationships, and $78,000 to the employment agreements of the two principals. These values were calculated based on the discounted net revenues estimated to accrue from each of the identified intangible assets and represent managements best estimates at the time the transaction occurred. The balance of the purchase price was recorded as goodwill.
The Company acquired a license for a software product for $75,000. The license purchase payments are included in accrued expenses as of June 30, 2006. The first payment of $25,000 is due by September 30, 2006. Assuming the Company meets certain product sales targets, the remaining $50,000 could be due by February 28, 2007.
The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to its fair value and assessing the ongoing appropriateness of the indefinite life classification. For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired, otherwise goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. At June 30, 2006, management believes that there was no impairment of the intangible assets.
Total amortization for the six months ended June 30, 2006 and 2005, was $55,643 and $0 respectively. The amortization period for the definite lived intangible assets is 2-7 years.
NOTE 5 — INCOME TAX
Income tax provision is summarized as follows:

	For the six months ended
	June 30,
	2006	2005
Current:
Federal	$—	$—
State	800	800

	800	800

Deferred:
Federal	$—	$—
State	—	—

Income tax provision	$800	$800

As of June 30, 2006, the Company’s primary net deferred tax assets are its net operating loss carryforwards, which have been fully reserved with a 100% valuation allowance.
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

NOTE 6 — BARRON FINANCING
On March 24, 2006, the Company entered into and closed a funding agreement with Barron Partners, LP (“Barron”). Pursuant to the Preferred Stock Purchase Agreement which set forth the terms of the funding, the Company issued 4,000,000 shares of Series A Preferred Stock to Barron at $0.50 per share for gross proceeds of $2,000,000. The Series A Preferred Stock is convertible into shares of the Company’s common stock on a share-for-share basis, and is subject to adjustment in the event of certain corporate transactions. In addition, if the Company fails to meet certain adjusted EBITDA targets for 2006 or 2007, it has agreed to issue additional shares of Series A Preferred Stock to Barron, not to exceed 2,600,000 shares. Pursuant to the agreement with Barron, the Company also issued 4,000,000 A Warrants exercisable at $0.50 per share, 2,000,000 B Warrants exercisable at $1.00 per share, and 2,000,000 C Warrants exercisable at $1.50 per share. The warrants are exercisable immediately and expire on March 24, 2010. At any time that the average closing sale price of our common stock for a period of twenty consecutive trading days equals or exceeds 200% of the then existing exercise price of the warrants, and provided that a registration statement covering the shares underlying the warrants is available for the resale of the common shares, the Company has the right, upon twenty days written notice to the warrant holders, to call the warrant for cancellation in whole or in part. Maximum potential funding pursuant to the agreement with Barron, including the purchase of the Series A Preferred Stock and assuming the exercise of all of the warrants, of which there is no assurance, is $9,000,000. At closing, the Company paid a $50,000 due diligence fee to Barron.
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
If the registration statement is not effective within six months from March 24, 2006, the Company has agreed to pay liquidated damages equal to 30,000 shares of common stock for each thirty-day period after this six-month period during which the registration statement is not effective, or if the Company does not maintain the effectiveness of the registration statement, up to a maximum of 240,000 shares. The Company filed the registration statement within the six-month requirement and the registration statement was declared effective by the SEC on July 5, 2006.

NOTE 7 — TIERONE TRANSACTION
On March 28, 2006, the Company entered into and closed a Stock Purchase Agreement with Tier One Consulting, Inc. (“Tier One”) and its two shareholders, Michael A. Willner and Robert J. Morris, in which the Company acquired all of the outstanding shares of Tier One. The purchase price for the shares of Tier One was $2,750,000, of which $1,375,000 was paid at closing and the balance of which is payable in two equal installments on the first and second anniversary of the closing. The related installment payables have been recorded at present value and the related discount will be accreted to interest expense through the payment dates. In addition, the Company deposited $343,750 into a designated bank account for payment toward the first installment and it agreed to reserve a like amount from our bank lines of credit for payment of the first installment, if necessary. The installment payments are subject to adjustment for certain set-offs for any post-closing undisclosed liabilities of Tier One, enforcement of indemnification provisions by Tier One in the agreement, a decline in the EBIT calculation in the Tier One audited financial statements for 2005, or any increase or decrease in the estimated cost of the audit of the Tier One financial statements for 2005. The funds for the payment at closing and the deposit into the designated bank account were furnished from the funding transaction with Barron described in Note 6. As a result of the acquisition of all of the outstanding stock of Tier One from its shareholders, Tier One is now a wholly owned subsidiary of the Company. The allocation of the purchase price to the net tangible and intangible assets of TierOne is described in Note 4.
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
NOTE 8 — COMMON STOCK TRANSACTIONS
During the six months ended June 30, 2006, the Company issued 36,902 shares at an average price of $0.81 to a consultant for services rendered on a monthly basis. The value of the services was $30,000. An additional 20,819 of shares were issued for legal services valued at $16,711.
During the six months ended June 30, 2006, in connection with a private placement, the Company issued 466,667 shares of common stock for cash at $0.75 per share.
During the six months ended June 30, 2006, pursuant to the Company’s 2002 Stock Option/Stock Issuance Plan, 240,454 shares were issued in connection with the exercising of stock options at an average price of $0.54 for cash proceeds of $130,000
During the six months ended June 30, 2006, the Company granted an award of 60,000 shares to an agent of the Company in connection with the Barron financing. The fair value of these shares was recorded at $50,400. The Company also issued 29,527 shares of common stock valued at $20,558 for advisory services and 14,286 shares of common stock valued at $10,000 as compensation to an employee.

NOTE 9 — STOCK PLAN
On December 18, 2002, the Company’s Board of Directors and shareholders adopted the 2002 Stock Option/Stock Issuance Plan (the “Plan”). The purpose of the Plan is to provide eligible persons an opportunity to acquire a proprietary interest in the Company and as an incentive to remain in the service of the Company.
There were initially 3,000,000 shares of common stock authorized for nonstatutory and incentive stock options and stock grants under the Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations. On March 10, 2004, the Board of Directors authorized an amendment to the Plan to increase the number of shares of common stock under the plan to 7,500,000, which the shareholders approved on February 28, 2005. The Company’s 2002 Stock Option/Stock Issuance Plan was amended effective June 8, 2006, to increase the number of shares authorized under the Plan to 15,000,000 shares. The Plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until December 1, 2010, whichever is earlier. The Plan may also be terminated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all of our assets.
The purchase price under each option is established by the plan administrator. Additionally, the plan administrator will fix the terms of each option, but no option can be granted for a term in excess of 10 years. Stock issued under the Plan may vest immediately or upon terms established by the plan administrator.
A summary of the status of the plan and changes for the three and six months ended June 30, 2006 and 2005 are presented below:

	For the six months ended		For the six months ended
	June 30, 2006		June 30, 2005
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at January 1	4,636,250	$0.81	3,990,000	$0.67
Granted during the three months ended March 31,	2,090,000	$0.83	670,000	$2.24
Cancelled/forfeited	(148,125)	$1.86	—	$0.00
Exercised	(240,454)	$0.54	—	$0.00

Outstanding at March 31	6,337,671	$0.81	4,660,000	$0.89
Granted during the three months ended June 30	430,000	$0.70	637,500	$1.51
Options cancelled during the three months ended June 30	—	—	—	—

Outstanding at June 30	6,767,671	$0.80	5,297,500	$0.97
Options exercisable at June 30	4,228,858		3,757,739
Weighted-average fair value of options granted during the period	$0.50		$1.51

The following table summarizes information about the options outstanding at June 30, 2006:

Options Outstanding				Options Exercisable
	Number	Weighted-Average		Number
Range of	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Exercise Prices	at 6/30/06	Contractual Life	Exercise Prices	at 6/30/06	Exercise Price
$0.00 — $1.00	6,000,796	4 years	$0.70	3,690,035	$0.62
$1.00 — $2.00	679,375	5 years	$1.47	341,261	$1.46
$2.00 — $3.00	87,500	5 years	$2.66	197,562	$2.50

$0.00 — $3.00	6,767,671	4 years	$0.80	4,228,858	$0.78

In addition to the options discussed above, the Company has the following outstanding warrants as follows:
*	50,000 warrants for common shares at $0.75 each. These warrants were issued during 2005 and are fully vested.

*	50,000 warrants for common shares at $1.40 each. These warrants were issued to consultants to the Company and are fully vested.

*	In connection with the Barron funding that is more fully described in Note 6, the Company issued 4,160,000 warrants for common shares at $0.50, 2,080,000 warrants for common shares at $1.00 and 2,080,000 warrants for common shares at $1.50.

*	The Company issued shares of common stock in a private placement with accompanying Common Stock Purchase Warrants at the rate of 50% of the shares purchased. Accordingly 283,668 warrants are outstanding related to this common stock. The warrants will be exercisable at $1.00 with certain incentive discounts to the exercise price available through December 31, 2008.
At June 30, 2006 the Company has 8,703,668 warrants outstanding at a weighted average exercise price of $0.88.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Credit Line
As of June 30, 2006, the Company maintained a small business credit line with Wells Fargo Bank. Under the terms of the agreement the total credit available is $100,000, there is no collateral for the line and the interest rate is variable in nature. The Company must pay the finance charge every month. The balance outstanding on the line was $90,409 at June 30, 2006 and the interest rate at that time was 8.5%. The credit line may be terminated at any time.

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
On June 22, 2006, the board of directors, by unanimous written consent, appointed Mr. Allhusen as Chief Operating Officer and designated him as Principal Financial Officer and Principal Accounting Officer. In addition, the Company’s Compensation Committee extended the employment agreement of Mr. Allhusen by one year through March 29, 2008, and amended it to include his responsibilities as Chief Operating Officer, and granted to him incentive options to purchase 250,000 shares in consideration for agreeing to such extension and the additional responsibilities as Chief Operating Officer, Principal Financial Officer, and Principal Accounting Offering. The options were granted under our 2002 Stock Option/Stock Issuance Plan (the “Plan”). The ten-year options are exercisable at $0.67 per share and vest 1/16th per quarter beginning with the quarter ending June 30, 2006, subject to early exercise and immediately in the event of a Corporate Transaction, as defined in the Plan.
Effective with the closing of the transaction with Tier One (Note 7), the Company entered into two-year full-time employment agreements with Messrs. Willner and Morris and appointed them Senior Vice-Presidents of the Company. Each employment agreement provides for a base salary of $200,000 and each person was granted options to purchase 1,000,000 shares of the Company’s common stock pursuant to its existing Stock Option/Stock Issuance Plan at $0.83 per share. The options will vest at the rate of 1/16th per calendar quarter beginning with the quarter ending June 30, 2006, with the first 62,500 options vesting on June 30, 2006, subject to early vesting in the event of a corporate transaction and in the event the person dies or is disabled, or if the Company terminates him without cause.

NOTE 11 — PROFORMA CONSOLIDATED FINANCIAL STATEMENTS
The following unaudited Pro Forma Consolidated Statement of Operations for the Company for the six ended June 30, 2006 and 2005, have been prepared to illustrate the estimated effect of the acquisition of TierOne by Caneum, Inc. as if the transaction had occurred on the first day of the presented periods. The pro forma consolidated Statements of Operation do not purport to be indicative of the consolidated results of operations that would actually be attained had such transactions been completed on the assumed dates and for the period presented, or which may be attained in the future. The pro forma financial statements include adjustments for amortization of finite lived assets and elimination of intercompany transactions for the periods presented. These statements should be read in conjunction with the separate historical financial statements of the individual companies.

	For the six months ended
	June 30,	June 30,
	2006	2005
	Proforma	Proforma
	(unaudited)	(unaudited)
REVENUE	$4,041,900	$3,109,256
COST OF REVENUE	2,702,496	2,106,716

GROSS PROFIT	1,339,404	1,002,540
OPERATING EXPENSES	2,079,593	1,657,404

LOSS FROM OPERATIONS	(740,190)	(654,864)

OTHER INCOME (EXPENSE)
Interest Expense	(31,075)	—
Interest income	5,683	1,279

TOTAL OTHER INCOME (EXPENSE)	(25,392)	1,279

LOSS BEFORE INCOME TAX	(765,582)	(653,585)
INCOME TAX EXPENSE	(825)	(800)

NET LOSS	$(764,757)	$(654,385)

LOSS PER COMMON SHARE-Basic and Diluted	$(0.12)	$(0.15)

SHARES USED IN EARNINGS PER SHARE CALCULATIONS WEIGHTED AVERAGE COMMON SHARES	5,746,676	4,468,765

Item 2. Management’s Discussion and Analysis and Plan of Operation
     The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto as filed with this report.
Background
     We are a global provider of business process and information technology outsourcing services across vertical industries including technology, energy, government, transportation, financial services, education and healthcare. We provide a suite of business strategy and planning capabilities to assist companies with their “make versus buy” decisions in the areas of data, network, product development, product maintenance and customer support, and fulfills its services in-house, on-shore, near-shore and off-shore depending on the business goals and objectives of our global customers. In parallel, we are opportunistically pursuing accretive acquisitions within our core outsourcing product and service suite in order to broaden our core capabilities, expand our customer base and supplement our organic growth.
Critical Accounting Policies
     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to our critical accounting policies for the quarter ended June 30, 2006.
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

Results of Operations
Three Months and Six Months Ended June 30, 2006 versus the Three and Six Months Ended June 30, 2005
     Revenue was $2,211,847 and $435,382 for the quarters ended June 30, 2006 and 2005, respectively, representing an increase of $1,776,465, or 408% as compared to the same period in the prior year (the “comparable prior year period”). This represents the first full quarter of combined revenue resulting from our acquisition of TierOne Consulting (“Tier1”) on March 28, 2006. The Company’s increased marketing effort also resulted in the expansion of several Business Process and IT Outsourcing contracts which occurred subsequent to the comparative prior year period. These contracts are with customers such as Countrywide, DirecTV and Innofone,com and have generated a combined $819,564 in revenues during the quarter ended June 30, 2006, with $19,800 revenues in the comparative prior year period.
Revenue was $3,066,567 and $639,904 for the six months ended June 30, 2006, respectively, representing an increase of $2,426,663 or 379% as compared to the comparable prior year. The Company’s increased marketing effort also resulted in the expansion of several Business Process and IT Outsourcing contracts which occurred subsequent to the comparative prior year period. These contracts are with customers such as Countrywide, DirecTV and Innofone.com and have generated a combined $1,538,908 in revenues during the six months ended June 30, 2006, with $19,800 revenues in the comparative prior year period.
     Cost of Revenue and Gross Profit
     Cost of revenue was $1,474,293 and $338,064 for the quarters ended June 30, 2006 and 2005, respectively, representing an increase of $1,136,229 or 336%. The increase in absolute dollars was due to the increased sales activity as described in the preceding paragraph.
Cost of revenue was $2,114,602 and $476,002 for the six months ended June 30, 2006 and 2005, respectively, representing an increase of $1,638,600 or 344%. The increase in absolute dollars was due to the increased sales activity as described in the preceding paragraph.
     Our gross margin percentages were 33% and 22% for the quarters ended June 30, 2006 and 2005, respectively. The increase in the gross margin percentages was primarily due to the nature of the Company’s contracts in the respective periods and the fact that, in the current quarter, the Company has more consultants utilized on longer-term contracts that provide a higher margin. The acquisition of Tier 1 also favorably impacted our gross margin.
     Our gross margin percentages were 31% and 26% for the six months ended June 30, 2006 and 2005, respectively. The increase in the gross margin percentages was primarily due to the nature of the Company’s contracts in the respective periods and the fact that, in the current quarter, the Company has more consultants utilized on longer-term contracts that provide a higher margin. The acquisition of Tier 1 also favorably impacted our gross margin.
     Operating Expenses
     Operating expenses were $1,062,119 and $474,120 for the quarters ended June 30, 2006 and 2005, respectively, representing a increase of $587,999 or 124%. Although operating expenses increased in absolute dollars, such costs decreased as a percentage of our revenues. We believe that this decrease was achieved, in light of significantly increased revenues and the acquisition of Tier 1, because of the Company’s increased focus and execution on sales and cost containment and on achieving a breakeven scenario on a cash basis.
Operating expenses were $1,564,084 and $1,042,825 for the six months ended June 30, 2006 and 2005, respectively, representing a increase of $521,259 or 50%. Although operating expenses increased in absolute dollars, such costs decreased as a percentage of our revenues. We believe that this increase was achieved, in light of significantly increased revenues, the acquisition of Tier 1, because of the Company’s increased focus and execution on sales and cost containment and on achieving a breakeven scenario on a cash basis.
     The major components of our operating expenses are as follows:
     Stock-based compensation expense was $127,800 and $144,555 for the quarters ended June 30, 2006 and 2005, respectively. This represents a decrease of $16,755 The decrease is principally the result less shares vesting in the current quarter relative to the comparative prior year period and a reduction in the estimated fair value of options that resulted from current assumptions used in the Black-Scholes option pricing model.
     Stock-based compensation expense was of $237,785 and $328,201 for the six months ended June 30, 2006 and 2005, respectively. This represents a decrease of $90,416. The decrease is principally the result less shares vesting in the current period relative to the comparative prior year period and a reduction in the estimated fair value of options that resulted from current assumptions used in the Black-Scholes option pricing model.
     Payroll, (excluding bonus), and related expenses are approximately 51% of our operating expenses and amounted to $548,093 and $192,431 for the quarters ended June 30, 2006 and 2005, respectively. The increase of $329,638 resulted from the acquisition of Tier 1 and the addition of two more recruiting personnel.
     Payroll, (excluding bonus), and related expenses are approximately 41% of our operating expenses and amounted to $663,850 and $434,820 for the six months ended June 30, 2006 and 2005, respectively. The increase of $84,717 resulted from the acquisition of Tier 1 and the addition of two more recruiting personnel.

     We determine the cost of being public as including legal and accountant fees, filing fees and investor relations. These expenses are approximately 12% of the operating expenses and amounted to $192,167 and $73,900 for the six months ended June 30, 2006 and 2005, respectively. This increase resulted largely from the fact that our audit and accounting fees increased over 2005, as our operating activities expanded including the acquisition of Tier 1.
     Our consolidated operating expenses increased significantly as a result of continued growth in revenues and our acquisition of Tier 1. Additionally, we expect to incur future non-cash amortization charges as a result of certain intangible assets that we acquired in connection with the Tier 1 acquisition.
     Other Income (Expense)
     Other income (expense) was $24,993 and $286 for quarters ended June 30, 2006 and 2005, respectively. This income was primarily interest income on maintained cash balances. We do not expect to earn or incur significant amounts of other income or expense.
Other income (expense) was $25,392 and $1,279 for the six months ended June 30, 2006 and 2005, respectively. This income was primarily interest income on maintained cash balances. We do not expect to earn or incur significant amounts of other income or expense.
     Net loss
     We incurred a net loss of $349,558 and $376,516 for the quarters ended June 30, 2006 and 2005, respectively, as a result of the factors described above.
     We incurred a net loss of $638,311 and $878,444 for the six months ended June 30, 2006 and 2005, respectively, as a result of the factors described above.
Liquidity and Capital Resources
     Cash and cash equivalents were $562,940 and $99,760 as of June 30, 2006 and December 31, 2005, respectively. Of the $562,940 in cash and cash equivalents as of June 30, 2006, $343,750 is restricted for use in the payments of amounts due in March 2007 and March 2008 in connection with our acquisition of Tier 1.
     Net cash used by operations was $655,588 and $643,118 for the six months ended June 30, 2006 and 2005, respectively. The increase in cash used by operations was largely due to the increase in accounts receivable, which was offset by a decrease in our net loss.
     Net cash used by investing activities was $1,234,974 and $7,271 for the six months ended June 30, 2006 and 2005, respectively. The increase resulted principally from approximately

$1,200,000 of cash used in the acquisition of Tier 1.
     Net cash provided by financing activities increased to $2,353,578 for the six months ended June 30, 2006 from $415,000 for the six months ended June 30, 2005. The increase related principally to $1,790,000 of net cash proceeds from the sale of our Series A preferred stock.
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
     Based on existing cash balances, working capital and our expectation to achieve positive cash flows from operations by the end of 2006, we believe that we will have sufficient funds for at least twelve months.
Off-Balance Sheet Arrangements
     During the three and six months ended June 30, 2006, we did not engage in any off-balance sheet arrangements.
Recent Accounting Pronouncements
     In March 2006, the FASB issued Statement Accounting Standards No. 156, FASB Statement No. 140, Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006, and is not expected to have a material effect on the Company’s financial statements.
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
Item 3. Controls and Procedures
As a result of our acquisition of Tier One on March 28, 2006, there were changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended June 30, 2006. During the quarter, we integrated Tier One’s bookkeeping function into our overall accounting and reporting procedures and controls structure, aligned each company’s chart of accounts to report consolidated financial results, and shifted support for our monthly and quarterly closing processes to a third party provider. Our Board of Directors also appointed Gary Allhusen, EVP, to the role of Chief Operating Officer and Principal Financial Officer.
During the course of their review of our interim financial statements for the quarter ended June 30, 2006, our independent registered public accounting firm, Haskell & White LLP, advised management and the Audit Committee of our Board of Directors that they had identified certain material weaknesses in internal control over financial reporting. These deficiencies involve matters relating to the design or operation of internal control that, in the judgment of Haskell & White LLP, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. These deficiencies arose as a result of adjustments identified during their review process for the following items: revenue recognition, prepaid investor relations, accrual for payroll expense, intangible asset amortization, and stock-based compensation expense. We have identified the root causes of the deficiencies to be a poor transition of accounting responsibility from our previous part-time internal accountant, who left the Company in May 2006, to our current part-time internal accountant and our accelerated growth rate.
We are in the process of undertaking steps to remedy these deficiencies including the following:
•	We are implementing a monthly review and sign-off process on all accrual and amortization entries by the Principal Financial Officer for the accounts listed above; and

•	We have begun searching for, and prior to the next quarter end, we believe we will hire, a full-time Controller responsible for day to day accounting activities, financial reporting and assisting the Principal Financial Officer with the preparation of our financial statements.
We have discussed our corrective actions and future plans with our Audit Committee and Haskell & White LLP and, as of the date of this Quarterly Report on Form 10-QSB, we believe the actions outlined above should correct the deficiencies in internal controls that are considered to be material weaknesses.

Other than the changes noted above, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has significantly affected, or is reasonably likely to significantly affect, our internal control over financial reporting.
Further, our management has evaluated, under the supervision and with the participation of our President and Chief Operating Officer/Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our President and Chief Operating Officer/Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures do not provide reasonable assurance of effectiveness because of the deficiencies identified above.

PART II
OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities
     During the quarter ended June 30, 2006, the following securities were sold by us without registering the securities under the Securities Act, except as otherwise previously reported:
•	In February 2005 we entered into a consulting agreement with Robert Mitro, one of our directors, to provide consultation relating to general business and financials matters. As part of the consideration to be paid for such services, we agreed to issue shares of our common stock at the rate of $5,000 per month. The monthly fee is payable in shares of restricted stock at a price per share equal to the average closing bid (or sale if reported) price of the shares in the public trading market for the twenty trading days immediately preceding the first of the following month. For services rendered for the month of April 2006, we issued 6,822 shares valued at $0.73 per share, and for services rendered in the month of May 2006, we issued 6,817 shares valued at $0.73 per share and for services rendered in June 2006, we issued 7,413 shares valued at $0.67. These 21,052 shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Mitro was an accredited investor as defined in Rule 501 of Regulation D at the time of issuance. He delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the certificates evidencing such shares. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Mitro represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the stock issuance. No underwriting discounts or commissions were paid in connection with the transaction.

•	On February 17, 2006, our compensation committee approved an engagement agreement with Ronald Vance, our secretary and outside counsel. Pursuant to the terms of that engagement agreement, we issued 994 shares to Mr. Vance for services rendered in the month of April 2006 and 608 shares for services rendered in the month of May 2006. All of the shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Vance was a sophisticated investor as defined in Rule 501 of Regulation D at the time of the issuance. He delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the certificate evidencing the shares. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or

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

•	In April 2006 we issued 14,286 shares to Rich Low for acceptance of position as Director of Recruiting Operations. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Low was an accredited investor as defined in Rule 501 of Regulation D at the time of the issuance. He delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the certificate evidencing the shares. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Mr. Low represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the issuance. No underwriting discounts or commissions were paid in connection with the issuance.

•	In March 2006, we amended our agreement with Ascendiant Securities, LLC to include advisory services for six (6) months following the date of the addendum, dated March 28, 2006 associated with the compensation received as a success fee for raising more than $1.5 million in a closed institutional financing. This compensation consisted of 29,527 shares valued at $.81-.73 per share.
Item 4. Submission of Matters to a Vote of Security Holders
     On April 27, 2006, shareholders owning 3,087,554 shares, or 50.5% of the total outstanding shares on such date, approved an amendment to our 2002 Stock Option/Stock Issuance Plan to increase the number of shares under the plan from 7,500,000 to 15,000,000. An information statement disclosing the material provisions of the amendment was first mailed to the shareholders on or about May 19, 2006. The amendment to the plan was effective on June 8, 2006.
     No meeting of shareholders was required under Nevada General Corporation Law since the action was approved by written consent of the holders of a majority of the outstanding shares of our common stock.
     At April 27, 2006, we had 6,117,045 shares of our common stock outstanding. Holders of the common stock are entitled to cast one vote for each share of common stock then registered in such holder’s name.

Item 6. Exhibits
     The following exhibits are included as part of this report:
31.1	Rule 13a-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Caneum, Inc.

Date: August 17, 2006	By	/s/ Suki Mudan
Suki Mudan, President (Principal
Executive Officer)

Date: August 17, 2006	By	/s/ Gary Allhusen
Gary Allhusen, Chief Operating
Officer (Principal Financial Officer)