Form 10QSB/A
period 2006-03-31
CANEUM INC
filed 2006-11-22
CIK 1118961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB/A-1
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-30874
CANEUM, INC.
(Exact name of Registrant as specified in charter)

Nevada	33-0916900
State or other jurisdiction of incorporation or organization	I.R.S. Employer I.D. No.

170 Newport Center Drive, Suite 210, Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)
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

EXPLANATION
We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, as originally filed with the SEC on May 15, 2006, to restate our financial statements and corresponding financial information for the three months ended March 31, 2006.
As a result of identifying material weaknesses in our internal control over financial reporting in the quarter ended June 30, 2006, management undertook a comprehensive review of our transactions for the period. As a result, we have revised some of the accounting for the purchase of TierOne for the quarter ended March 31, 2006. The nature of this error is that we initially presented our installment note payables at their gross values, rather than at their estimated fair values. Furthermore, when reviewing the intent of the purchase agreement we discovered a mistake in the employment terms established for Messrs Willner and Morris. We had intended to provide to Messrs Willner and Morris, and these parties had negotiated to accept, employment terms similar to the employment terms the parties had when employed with Tier One. As employees of Tier One, Messrs Willner and Morris had received base salaries of $120,000, with an expense allowance of approximately $80,000. The Willner Employment Agreement and the Morris Employment Agreement erroneously designated the base salary for each party at $200,000 per year, rather than $120,000 per year. The parties determined that the additional $80,000 per year payable to Messrs Willner and Morris should be reflected in the purchase price of the company and paid monthly to Messrs Willner and Morris under the Stock Purchase Agreement (SPA). We corrected the mistaken allocation of the base salary and the expense allowance retroactive to the closing of the SPA, which increased our installment note payables by $283,238 and increased goodwill by the same amount. In addition, we identified $66,944 of pre-acquisition receivables and revenues and $57,595 of pre-acquisition liabilities of expenses that TierOne improperly did not record in its pre-acquisition financial statements.
Our net loss was not impacted as a result of these adjustments. There was no change in the loss per common share for the three-month period. For additional information regarding our accounting treatment, see Item 1 “Restatement of Financial Statements”
In addition, we have made revisions to Item 2 “Management’s Discussion and Analysis and Plan of Operation” to reflect the restatement.
This Amendment No. 1 continues to speak as of the date of the original Form 10-QSB for the three months ended March 31, 2006, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-QSB, or modified or updated those disclosures in any way other than as described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-QSB on May 15, 2006.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

For the Periods ended March 31, 2006 and 2005

Page

Financial Statements

Condensed Consolidated Balance Sheets — Assets	3

Condensed Consolidated Balance Sheets — Liabilities and Stockholders’ Equity	4

Condensed Consolidated Statements of Operations	5

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	8

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Caneum, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2006 and December 31, 2005
ASSETS

	March 31	December 31,
	2006	2005
	(Unaudited)
	As restated
CURRENT ASSETS
Cash and cash equivalents, including restricted cash of $343,750 as of March 31, 2006	$838,411	$99,760
Accounts receivable, net of allowance for doubtful accounts of $9,454 and $79,454, respectively	1,205,637	469,074
Prepaid assets — related parties (Note 3)	82,695	68,750
Other prepaid expenses and current assets	81,326	51,099

TOTAL CURRENT ASSETS	2,208,069	688,683

FIXED ASSETS
Property and Equipment	23,119	—
Software	61,073	16,128

	84,192	16,128
Less accumulated depreciation	(32,497)	(1,571)

TOTAL FIXED ASSETS	51,695	14,557

INTANGIBLE ASSETS (Note 4 and 7)
Employment contracts	78,000	—
Customer contracts/relationships	670,000	—
Trademarks and logos	90,000	—
Goodwill	1,432,214	—

	2,270,214	—
Less accumulated amortization	(1,600)	—

	2,268,614	—

TOTAL ASSETS	$4,528,378	$703,240

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
Condensed Consolidated Balance Sheets (continued)
As of March 31, 2006 and December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31	December 31,
	2006	2005
	(Unaudited)
	As restated
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$464,833	$284,656
Credit line	13	6,833
Accrued payroll and related expenses	132,086	25,839
Income tax payable	1,500	—
Purchase price installment payable (Note 7)	772,564	—

TOTAL CURRENT LIABILITIES	1,370,996	317,328

LONG TERM LIABILITIES
Deferred tax liability	9,300	—
Purchase price installment payable (Note 7)	695,674	—
COMMITMENTS AND CONTINGENCIES (Notes 6, 7 and 10)	—	—
STOCKHOLDERS’ EQUITY
Common stock, 100,000,000 shares authorized at $.001 par value:
6,177,045 and 5,386,991 shares issued and outstanding, respectively	6,177	5,386
Preferred stock, 20,000,000 shares authorized at $.001 par value:
4,000,000 and 0 shares issued and outstanding, respectively	4,000	—
Additional paid in capital	5,848,814	3,434,328
Accumulated deficit	(3,366,583)	(3,013,802)
Deferred compensation	(40,000)	(40,000)

TOTAL STOCKHOLDERS’ EQUITY	2,452,408	385,912

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,528,378	$703,240

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
Condensed Consolidated Statements of Operations

	Three months ended
	March 31	March 31
	2006	2005
	(unaudited)	(unaudited)
REVENUE	$854,719	$204,522
COST OF REVENUE	640,309	137,938

GROSS PROFIT	214,410	66,584

OPERATING EXPENSES	566,422	568,705

LOSS FROM OPERATIONS	(352,012)	(502,121)
OTHER INCOME
Other expense	31	—
Interest income	—	993

TOTAL OTHER INCOME	31	993

LOSS BEFORE INCOME TAX	(351,981)	(501,128)
INCOME TAX EXPENSE	(800)	(800)

NET LOSS	$(352,781)	$(501,928)

LOSS PER COMMON SHARE-
Basic and Diluted	$(0.06)	$(0.11)

SHARES USED IN EARNINGS PER SHARE CALCULATIONS
WEIGHTED AVERAGE COMMON SHARES-
Basic and Diluted	5,820,551	4,405,277

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
Condensed Consolidated Statements of Cash Flows

	For the three months ended
	March 31	March 31
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(352,781)	$(501,928)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation expense	129,272	183,646
Expenses paid by stock issuance	15,000	9,077
Depreciation and amortization	2,401	—
(Increase) in accounts receivable	(35,758)	(113,674)
Decrease (Increase) in prepaid expenses and other assets	(29,859)	—
Decrease accounts payable and accrued liabilities	(83,263)	(57,660)
Increase in accrued payroll and related expenses	57,754	58,391

NET CASH FLOWS USED BY OPERATING ACTIVITIES	(297,234)	(422,148)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash issued for purchase of TierOne Consulting, Inc., net of cash acquired	(1,226,353)	—
Purchase of fixed assets	(945)	—

NET CASH FLOWS USED BY INVESTING ACTIVITIES	(1,227,298)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	350,003	40,000
Issuance of Series A preferred shares for cash, net	1,790,000	—
Exercise of options	130,000	—
Decrease in credit line	(6,820)	—

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,263,183	40,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	738,651	(382,148)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	99,760	506,790

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$838,411	$124,642

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Stock issued to satisfy TierOne acquisition costs	$5,000	$—

Stock issued to satisfy accrued expenses	$	$82,200

Stock issued in connection with cost preference shares issued	$50,400	$—

Stock issued for services	$20,000	$—

Cash paid for interest	$	$—

Cash paid for income taxes	$—	$800

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
During the quarters ended March 31, 2006 and March 31, 2005, the Company had three customers that each accounted for at least 10% of the Company’s revenue. For the quarter ended March 31, 2006 one customer accounted for 46% of the Company’s revenue.
As of March 31, 2006, and December 31, 2005, one and three customers respectively, each accounted for at least 10% of accounts receivable. At March 31, 2006, the largest such customer accounted for 11% of the Company’s net accounts receivable.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2006, and December 31, 2005, the Company had $757,928 and $53,998, respectively, on deposit that exceeded federally insured limits.
Stock Options
The Company estimates the fair value of stock options using a Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123R, Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”) and our prior period pro forma disclosures of net income (loss), including stock-based compensation as required by SFAS No. 123. The fair value of stock options granted is recognized to expense over the requisite service period. Compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Compensation expense related to stock-based compensation is reported as general and administrative based upon the department to which the associated employee reports.

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
Impact of SFAS No. 123R
The following table presents the impact to the Company’s condensed consolidated financial statements as a result of our adoption of SFAS No. 123R for the three months ended March 31, 2006:

Three months
ended March 31,
2006
Stock-based compensation expense	$129,272
Effect on loss per share:
Basic	$(0.02)
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

Three months
ended March 31,
2005
Net income (loss) as reported	$(501,928)
Add: stock option-based employee compensation expense included in reported net loss, net of related tax effects	183,646
Deduct: stock-based employee compensation expense, net of related tax effects	(397,800)

Pro forma	$(716,082)

Basic and diluted net loss per share, as reported	$(0.11)
Basic and diluted net loss per share, pro forma	$(0.16)
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
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
In December 2004, the FASB issued SFAS 153 which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 also replaces the narrow exception for nonmonetary exchanges of similar productive assets with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. APB 29 previously required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB 29 provided an exception to its basic measurement principle of fair value for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 153 and does not believe there was a significant impact to the Company’s overall results of operations or financial position.

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
In May 2005, the FASB issued SFAS 154 which replaces APB 20 and SFAS 3 to require retrospective application of changes in accounting principle to prior periods’ financial statements. The provisions of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company’s financial statements.
The FASB issued SFAS 155 in February 2006. SFAS 155 amends SFAS 133 and SFAS 140. SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. In summary, SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain embedded derivative requiring bifurcation. SFAS 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Company is presently assessing the impact that the adoption of SFAS 155 will have on the Company’s financial statements.
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
Management Services Agreement
The Company had retained Cygni Capital, LLC whose principal is a shareholder of the Company, to perform certain management services. These services included, but were not limited to reception, telephone, janitorial, bookkeeping and general office services. The agreement expired in 2005. This agreement was on a month-to-month term and the expense incurred has been eliminated as the Company’s staff has undertaken the services previously provided by Cygni Capital, LLC. The total expense under this agreement was $0 and $1,350 for the quarters ended March 31, 2006 and 2005 respectively.
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
NOTE 4 — INTANGIBLE ASSETS
On March 28, 2006, and as more fully described in Note 7 the Company acquired TierOne for a purchase price of $3,070,000. In addition to the assets acquired and liabilities assumed, which have been recorded at their fair market value the Company allocated a purchase price of $90,000 to the trade marks and logos, $310,000 to the customer relationships, and $78,000 to the employment agreements of the two principals. These values were calculated based on the discounted net revenues estimated to accrue from each of the identified intangible assets and represent managements best estimates at the time the transaction occurred. The balance of the purchase price represents Goodwill of $1,577,775.
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

As of March 31, 2006, the Company’s primary net deferred tax assets are its net operating loss carryforwards, which have been fully reserved with a 100% valuation allowance.
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
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
NOTE 7 — TIERONE TRANSACTION
On March 28, 2006, the Company entered into and closed a Stock Purchase Agreement with Tier One Consulting, Inc. (“Tier One”) and its two shareholders, Michael A. Willner and Robert J. Morris, in which the Company acquired all of the outstanding shares of Tier One. The purchase price for the shares of Tier One was $3,070,000, of which $1,375,000 was paid at closing and the balance of which is payable in two equal installments on the first and second anniversary of the closing. In addition, the Company deposited $343,750 into a designated bank account for payment toward the first installment and it agreed to reserve a like amount from our bank lines of credit for payment of the first installment, if necessary. The installment payments are subject to adjustment for certain set-offs for any post-closing undisclosed liabilities of Tier One, enforcement of indemnification provisions by Tier One in the agreement, a decline in the EBIT calculation in the Tier One audited financial statements for 2005, or any increase or decrease in the estimated cost of the audit of the Tier One financial statements for 2005. The funds for the payment at closing and the deposit into the designated bank account were furnished from the funding transaction with Barron described in Note 6. As a result of the acquisition of all of the outstanding stock of Tier One from its shareholders, Tier One is now a wholly owned subsidiary of the Company. The allocation of the purchase price to the net tangible and intangible assets of TierOne is described in Note 4.
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
March 31, 2006
NOTE 8 — QUARTERLY COMMON STOCK TRANSACTIONS
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
A summary of the status of the plan and changes for the periods ended March 31, 2006 and 2005 are presented below:

	For the quarter ended		For the quarter ended
	March 31, 2006		March 31, 2005
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at January 1	4,636,250	$0.81	3,990,000	$0.67
Granted	2,090,000	$0.83	670,000	$2.24
Cancelled/forfeited	(148,125)	$1.86	—
Exercised	(240,454)	$0.54	—

Outstanding at March 31	6,337,671	$0.81	4,660,000	$0.89

Options exercisable at March 31	3,988,818		3,191,250
Weighted-average fair value of options granted during the period	$0.83		$2.42
The following table summarizes information about the options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted-Average		Number
Range of	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Exercise Prices	at 3/31/06	Contractual Life	Exercise Prices	at 3/31/06	Exercise Price
$0.00 - $1.00	5,570,796	4 years	$0.69	3,515,935	$0.61
$1.00 - $2.00	679,375	5 years	$1.47	275,321	$1.47
$2.00 - $3.00	87,500	5 years	$2.66	197,562	$2.50

$0.00 - $3.00	6,337,671	4 years	$0.81	3,757,739	$0.76

In addition to the options discussed above, the Company has the following outstanding warrants as follows:
*	50,000 warrants for common shares at $0.75 each. These warrants were issued during 2005 and are fully vested.

*	50,000 warrants for common shares at $1.40 each. These warrants were issued to consultants to the Company and are fully vested.

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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
NOTE 11 — SUBSEQUENT EVENTS
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
Note 12 — PROFORMA CONSOLIDATED FINANCIAL STATEMENTS
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

	For the quarter ended
	March 31,	March 31,
	2006	2005
	Proforma	Proforma
	(unaudited)	(unaudited)
REVENUE	$1,921,403	$1,417,841
COST OF REVENUE	1,275,996	1,108,327

GROSS PROFIT	645,407	309,514
OPERATING EXPENSES	968,930	792,146

LOSS FROM OPERATIONS	(323,523)	(482,632)

OTHER INCOME (EXPENSE)
Other income	31	—
Interest income	—	993

TOTAL OTHER INCOME (EXPENSE)	31	993

LOSS BEFORE INCOME TAX	(323,492)	(481,639)
INCOME TAX EXPENSE	(800)	(800)

NET LOSS	$(324,292)	$(482,439)

LOSS PER COMMON SHARE-Basic and Diluted	$(0.06)	$(0.11)

SHARES USED IN EARNINGS PER SHARE CALCULATIONS WEIGHTED AVERAGE COMMON SHARES	5,823,950	4,405,277

NOTE 12 — RESTATEMENT OF FINANCIAL STATEMENTS
A summary of the aggregate effect of these restatements on our unaudited consolidated balance sheet is shown below:

	As of March 31, 2006
	As Reported	Adjustment	As Restated
Total current assets	$2,141,125	$66,944	$2,208,069
Total long-term assets	2,236,420	83,889	2,320,309

Total assets	$4,377,545	$150,833	$4,528,378

Total current liabilities	$1,237,637	$133,359	$1,370,996
Total long-term liabilities	687,500	17,474	704,974

Total liabilities	$1,925,137	$150,833	$2,075,970

Total shareholders’ equity	$2,452,408	$—	$2,452,408

Total liabilities and shareholders’ equity	$4,377,545	$150,833	$4,528,378

The above restatements had no aggregate effect on our unaudited consolidated statements of operations.

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
On March 28, 2006, we acquired Tier One Consulting, Inc., a California- based information technology services and solutions provider, for an aggregate purchase price of $3,070,000. On March 24, 2006, we closed a transaction with Barron Partners LP (“Barron”) in which we issued 4,000,000 shares of Series A Convertible Preferred Stock to Barron at $0.50 per share for gross proceeds of $2,000,000. We also issued to Barron 4,000,000 A Warrants exercisable at $0.50 per share, 2,000,000 B Warrants exercisable at $1.00 per share, and 2,000,000 C Warrants exercisable at $1.50 per share. As placement agent for the funding transaction with Barron, Ascendiant Securities, LLC received $160,000 at closing and we issued to them 60,000 common shares and 160,000 A Warrants exercisable at $0.50 per share, 80,000 B Warrants exercisable at $1.00 per share, and 80,000 C Warrants exercisable at $1.50 per share.
On March 28, 2006, we closed the transaction with Tier One Consulting, Inc. (“Tier One”) and its two shareholders, Michael A. Willner and Robert J. Morris, in which we acquired all of the outstanding shares of Tier One. The purchase price for the shares of Tier One was $3,070,000, of which $1,375,000 was paid at closing and the balance of which is payable in two equal installments on the first and second anniversary of the closing. In addition, we deposited $343,750 into a designated bank account for payment toward the first installment and we agreed to reserve a like amount from our bank lines of credit for payment of the first installment, if necessary. The installment payments are subject to adjustment for certain set-offs for any post-closing undisclosed liabilities of Tier One, enforcement of indemnification provisions by Tier One in the agreement, a decline in the EBIT calculation in the Tier One audited financial statements for 2005, or any increase or decrease in the estimated cost of the audit of the Tier One financial statements for 2005. Also as a result of the closing of the transaction with Tier One, we entered into two-year full-time employment agreements with Messrs. Willner and Morris and appointed them Senior Vice-Presidents of our company. Each revised employment agreement provides for a base salary of $120,000 and each person was granted options to purchase 1,000,000 shares of our common stock pursuant to our existing Stock

Option/Stock Issuance Plan at $0.83 per share. The options will vest at the rate of 1/16th per calendar quarter beginning with the quarter ending March 31, 2006, with the first 62,500 options vesting on March 31, 2006, subject to early vesting in the event of a corporate transaction and in the event the person dies or is disabled, or if we terminate him without cause.
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
Results of Operations
Three Months Ended March 31, 2006 versus the Three Months Ended March 31, 2005
Revenue was $854,719 and $204,522 for the quarters ended March 31, 2006 and 2005, respectively, representing an increase of $650,197 or 318% as compared to the same period in the prior year (the “comparable prior year period”). The Company’s increased marketing effort resulted in several Business Process Outsourcing contracts which occurred subsequent to the comparative prior year period. These contracts are with customers such as Countrywide, DirecTV and Innofone,com and have generated a combined $715,120 in revenues during the quarter ended March 31, 2006, with $0 revenues in the comparative prior year period. In addition, during the current quarter, the Company recorded $49,433 in post-acquisition revenues as a direct result of the acquisition of Tier One.

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
Operating Expenses
Operating expenses were $566,422 and $568,705 for the quarters ended March 31, 2006 and 2005, respectively, representing a decrease of $2,283 or .4%. We believe that this decrease was achieved, in light of significantly increased revenues, because of the Company’s increased focus and execution on sales and cost containment and on achieving a breakeven scenario on a cash basis.
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
Liquidity and Capital Resources
Cash and cash equivalents were $838,411 and $99,760 as of March 31, 2006 and December 31, 2005, respectively. The increase in cash and cash equivalents in the current quarter was a result of the cash provided by our financing activities of $2,263,183 (which included sales of our Series A preferred stock, sales of our common stock, and exercises of stock options), less cash used in operations of $306,583 and cash used by investing activities of $1,217,949 (which principally included cash used in our acquisition of Tier One of $1,226,353).

Net cash used by operations was $306,583 and $422,148 for the quarters ended March 31, 2006 and 2005, respectively. The decrease in cash used by operations was largely due to the decrease in our net loss.
Net cash used by investing activities was $1,217,948 and $0 for the quarters ended March 31, 2006 and 2005, respectively. On March 28, 2006, we closed the acquisition of Tier One Consulting, Inc. in which we acquired all of the outstanding shares of Tier One. The purchase price for the shares of Tier One was $3,070,000, of which $1,375,000 was paid at closing and the balance of which is payable in two equal installments on the first and second anniversary of the closing. As part of the transaction, we received the closing bank accounts of Tier One.
Net cash provided by financing activities was $1,217,949 and $40,000 for the quarters ended March 31, 2006 and 2005, respectively. On March 24, 2006, we entered into and closed a funding agreement with Barron Partners, LP (“Barron”). Pursuant to the Agreement, which is more fully described in Part I of this Form 10QSB, we issued 4,000,000 shares of Series A Preferred Stock to Barron at $0.50 per share for net proceeds of $1,790,000. Additionally during the quarters ended March 31, 2006 and 2005, we raised gross proceeds of $480,003 and $40,000 respectively, from the issuance of common stock through private placements and the exercise of stock options.
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
In December 2004, the FASB issued SFAS 153 which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 also replaces the narrow exception for nonmonetary exchanges of similar productive assets with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. APB 29 previously required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB 29 provided an exception to its basic measurement principle of fair value for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We evaluated the impact of the adoption of SFAS 153 and we do not believe there was a significant impact to the Company’s overall results of operations or financial position.
In May 2005, the FASB issued SFAS 154 which replaces APB 20 and SFAS 3 to require retrospective application of changes in accounting principle to prior periods’ financial statements. The provisions of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on our financial statements.
The FASB issued SFAS 155 in February 2006. SFAS 155 amends SFAS 133 and SFAS 140. SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. In summary, SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain embedded derivative requiring bifurcation. SFAS 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. We are presently assessing the impact that the adoption of SFAS 155 will have on our financial statements.

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
Item 3. Controls and Procedures
As a result of our acquisition of TierOne on March 28, 2006, there were changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended September 30, 2006. During the quarter, we integrated TierOne’s bookkeeping function into our overall accounting and reporting procedures and controls structure, aligned each company’s chart of accounts to report consolidated financial results, and shifted support for our monthly and quarterly closing processes to a third party provider. Our Board of Directors also appointed Gary Allhusen, EVP, to the role of Chief Operating Officer and Principal Financial Officer.
During the course of their review of our interim financial statements for the quarters ended June 30, 2006 and September 30, 2006, our independent registered public accounting firm, Haskell & White LLP, advised management and the Audit Committee of our Board of Directors that they had identified certain material weaknesses in internal control over financial reporting. These deficiencies involve matters relating to the design or operation of internal control that, in the judgment of Haskell & White LLP, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. These deficiencies arose as a result of adjustments identified during their review process for the following items: revenue recognition, prepaid investor relations, accrual for payroll expense, intangible asset amortization, and stock-based compensation expense. We have identified the root causes of the deficiencies to be a poor transition of accounting responsibility from our previous part-time internal accountant, who left the Company in May 2006, to our current part-time internal accountant and our accelerated growth rate.
We are in the process of undertaking steps to remedy these deficiencies including the following:
•	We are implementing a monthly review and sign-off process on all accrual and amortization entries by the Principal Financial Officer for the accounts listed above; and
•	We successfully completed a search for a full-time Vice President of Finance and Accounting responsible for day to day accounting activities, financial reporting and assisting the Principal Financial Officer with the preparation of our financial statements.
•	We are implementing standard operating procedures and processes for monthly revenue recognition, expense accruals, prepayments and stock-based compensation.
•	We are implementing expense control procedures including analysis of potential outsourced opportunities including, but not limited to, human resources, marketing, and accounting.
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

PART II
OTHER INFORMATION
Item 6. Exhibits
The following exhibits are included as part of this report:
31.1	Rule 13a-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification of Principal Financial Officer

32.2	Section 1350 Certification of Principal Executive Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized. Caneum, Inc.

Date: November 20, 2006	By /s/ Sukhbir Singh Mudan
Sukhbir Singh Mudan,
President (Principal Executive Officer)

Date: November 20, 2006	By /s/ Gary Allhusen
Gary Allhusen,
Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX
Exhibit
Index	Description

31.1	Rule 13a-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification of Principal Financial Officer

32.2	Section 1350 Certification of Principal Executive Officer