Form 10QSB/A
period 2006-06-30
CANEUM INC
filed 2006-11-22
CIK 1118961

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
Issuer’s telephone number, including area code: (949) 273-4000
Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes ☑ No ☐ (2) Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: At November 22, 2006, there were 6,837,268 shares of our common stock outstanding.

EXPLANATION
We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, as originally filed with the SEC on August 21, 2006, to restate our financial statements and corresponding financial information for the three and six months ended June 30, 2006.
As a result of identifying material weaknesses in our controls and financial reporting in the quarter ended June 30, 2006, management undertook a comprehensive review of our accounting transactions for the period as well as how we accounted for the purchase of TierOne Consulting. As a result, we have revised certain accounting relating to revenue and associated cost of goods sold, acquisition-related expenses and the purchase price of the acquisition. In summary, we recorded twice approximately $105,000 in revenue generated during the second quarter of 2006. We also recorded approximately $61,000 in revenue generated which should not have been recognized as it was not yet earned. The effect of the these recordings of income on our consolidated statements of operations for the three and six months ended June 30, 2006, was a decrease of revenue of $166,442 and a decrease in the cost of revenue of $8,400. In the process of our review, we also identified approximately $34,725 in pre-acquisition accounting expenses that were recorded as G&A expense and should have been recorded as goodwill, as such costs related directly to our purchase of TierOne. Finally, when reviewing the intent of the purchase agreement, Caneum had intended to provide to Messrs Willner and Morris, and these parties had negotiated to accept, employment terms similar to the employment terms the parties had had with Tier One. As employees of Tier One, Messrs Willner and Morris had received base salaries of $120,000, with an expense allowance of approximately $80,000. The Willner Employment Agreement and the Morris Employment Agreement erroneously designated the base salary for each party at $200,000 per year, rather than $120,000 per year. The parties determined that the additional $80,000 per year payable to Messrs Willner and Morris should be reflected in the purchase price of the company and paid monthly to Messrs Willner and Morris under the Stock Purchase Agreement (SPA). We corrected the mistaken allocation of the base salary and the expense allowance retroactive to the closing of the SPA, which increased our installment note payables and goodwill by $283,238 increased interest expenses by $8,181 and reduced operating expenses by $43,060.
For a summary of changes regarding our accounting treatment, see Item 1 “Restatement of Financial Statements” following the notes to the financial statements.
In addition, we have made revisions to Item 2 “Management’s Discussion and Analysis and Plan of Operation” to reflect the restatement. We have also revised Item 3 “Controls and Procedures” to discuss the facts and circumstances surrounding the restatement and to disclose the effect of the restatement on the adequacy of our disclosure controls and procedures as of June 30, 2006.
This Amendment No. 1 continues to speak as of the date of the original Form 10-QSB for the three and six months ended June 30, 2006, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-QSB, or modified or updated those disclosures in any way other than as described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-QSB on August 21, 2006.

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

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Caneum, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2006 and December 31, 2005
ASSETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
	As restated
Current Assets
Cash and cash equivalents, including restricted cash of $343,750 as of June 30, 2006	$562,940	$99,760
Accounts receivable, net of allowance for doubtful accounts of $79,454 and $10,446, respectively	1,554,380	469,074
Unbilled receivables	4,908	—
Prepaid assets — related parties (Note 3)	8,995	68,750
Other prepaid expenses and current assets	33,085	51,099

Total Current Assets	2,164,308	688,683
Fixed Assets
Property and Equipment	23,119	—
Software	77,962	16,128

	101,081	16,128
Less accumulated depreciation	(44,202)	(1,571)

Total Fixed Assets	56,879	14,557
Intangible Assets (Note 4 and 7)
Employment contracts	78,000	—
Customer contracts/relationships	670,000	—
Licenses	75,000	—
Trademarks and logos	90,000	—
Goodwill	1,612,500	—

	2,525,500	—
Less accumulated amortization	(57,243)	—

	2,468,257	—

Total Assets	$4,689,444	$703,240

See accompanying notes to condensed consolidated financial statements.

Caneum, Inc.
Condensed Consolidated Balance Sheets (continued)
As of June 30, 2006 and December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2006	2005
	(Unaudited)
	As restated
Current Liabilities
Accounts payable and accrued liabilities	$747,579	$284,656
Credit line	90,409	6,833
Accrued payroll and related expenses	166,556	25,839
Income tax payable	1,500	—
Purchase price installment payable (Note 7)	787,564	—

Total Current Liabilities	1,793,608	317,328

Long-Term Liabilities
Deferred income tax liability	9,300
Purchase price installment payable (Note 7)	678,855	—
Commitments and Contingencies (Notes 6, 7 and 10)
Stockholders’ Equity
Common stock, 100,000,000 shares authorized at $.001 par value: 6,255,646 and 5,386,991 shares issued and outstanding, respectively	6,256	5,386
Preferred stock, 20,000,000 shares authorized at $.001 par value: 4,000,000 and 0 shares issued and outstanding, respectively	4,000	—
Additional paid in capital	6,012,701	3,434,328
Accumulated deficit	(3,775,276)	(3,013,802)
Deferred compensation	(40,000)	(40,000)

Total Stockholders’ Equity	2,207,681	385,912

Total Liabilities and Stockholders’ Equity	$4,689,444	$703,240

See accompanying notes to condensed consolidated financial statements.

Caneum, Inc.
Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	As restated		As restated
Revenue	$2,045,405	$435,382	$2,900,125	$639,904
Cost of Revenue	1,465,893	338,064	2,106,202	476,002

Gross Profit	579,512	97,318	793,923	163,902
Operating Expenses	954,602	474,120	1,521,024	1,042,825

Loss From Operations	(375,090)	(376,802)	(727,101)	(878,923)
Other Income (Expense)
Other income	—	—	—	—
Interest expense	(38,826)		(39,256)
Interest income	5,652	286	5,683	1,279

Total Other Income (Expense)	(33,174)	286	(33,573)	1,279

Loss Before Income Tax	(408,264)	(376,516)	(760,674)	(877,644)
Income Tax Expense	—	—	(800)	(800)

Net Loss	$(408,264)	$(376,516)	$(761,474)	$(878,444)

Loss per Common Share — Basic and Diluted	$(0.07)	$(0.08)	$(0.13)	$(0.20)

Shares Used in Earnings per Share Calculations
Weighted Average Common Shares - Basic and Diluted	6,216,346	4,545,645	5,746,676	4,468,765

See accompanying notes to condensed consolidated financial statements.

Caneum, Inc.
Condensed Consolidated Statements of Cash Flows

	For the six months ended
	June 30,	June 30,
	2006	2005
	(unaudited)	(unaudited)
	As Restated
Cash Flows From Operating Activities
Net loss	$(761,474)	$(878,444)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation expense	237,785	328,201
Expenses paid by stock issuance	55,675	24,077
Depreciation and amortization	72,887	—
Increase in accounts receivable	(546,178)	(293,012)
Decrease (Increase) in prepaid expenses and other assets	106,480	(28,045)
Increase accounts payable and accrued liabilities	70,338	139,316
Increase in accrued payroll and related expenses	140,717	64,789

Net Cash Flows Used by Operating Activities	(623,770)	(643,118)
Cash Flows From Investing Activities
Cash issued for purchase of TierOne Consulting, Inc., net of cash acquired	(1,092,501)	—
Purchase of fixed assets	(40,953)	(7,271)

Net Cash Flows Used by Investing Activities	(1,133,454)	(7,271)
Cash Flows From Financing Activities
Issuance of common stock for cash	350,003	415,000
Issuance of Series A preferred shares for cash, net	1,790,000	—
Payment of debt	(133,174)
Exercise of options	130,000	—
Increase in credit line	83,575	—

Net Cash Flows Provided by Financing Activities	2,220,404	415,000

Net Increase (Decrease) in Cash and Cash Equivalents	463,180	(235,389)
Cash and Cash Equivalents, Beginning of the Period	99,760	506,790

Cash and Cash Equivalents, End of the Period	$562,940	$271,401

See accompanying notes to condensed consolidated financial statements.

Caneum, Inc.
Condensed Consolidated Statements of Cash Flows (continued)

	For the six months ended
	June 30,	June 30,
	2006	2005
	(unaudited)	(unaudited)
Supplemental Disclosure of Cash Flow Information
Stock issued for acquisition of license	$75,000	$—

Stock issued to satisfy accrued expenses	$—	$82,200

Stock issued in connection with issuance of preferred stock	$50,400	$—

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$800

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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary TierOne Consulting, Inc. from the date of its acquisition of March 28, 2006. All inter-company transactions have been eliminated upon consolidation.
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
During each of the six months ended June 30, 2006, and June 30, 2005, the Company had three customers that each accounted for at least 10% of the Company’s revenue. For the six months ended June 30, 2006 one customer accounted for 23% of the Company’s revenue.
As of June 30, 2006, and June 30, 2005, one and three customers respectively, each accounted for at least 10% of accounts receivable. At June 30, 2006, the largest such customer accounted for 11% of the Company’s net accounts receivable.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2006, and December 31, 2005, the Company had $419,709 and $53,998, respectively, on deposit that exceeded federally insured limits.
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
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
The following weighted average assumptions were used for grants issued in the six months ended June 30, 2005, under the SFAS No. 123 requirements and in the six months ended June 30, 2006, under the SFAS No. 123R requirements:

	For the six months ended
	June 30,	June 30,
	2006	2005
Volatility	71.23%	116.99%
Risk free Interest rate	4.72%	4.25%
Expected life of Options	4-5years	4-5years
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
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
Pro forma for 2005 Under SFAS No. 123
The following table compares the loss per share that the Company reported to the pro forma amounts that the Company would have reported for the three and six months ended June 30, 2005, had the Company recognized compensation expense for stock-based compensation awards in accordance with SFAS No. 123:

	Three months	Six months
	ended June 30,	ended June 30,
	2005	2005
Net income (loss) as reported	$(376,516)	$(878,444)
Add:stock option-based employee compensation expense included in reported net loss, net of related tax effects	144,555	328,201
Deduct:stock-based employee compensation expense, net of related tax effects	(470,082)	(890,882)

Pro forma	$(702,043)	$(1,141,225)

Basic and diluted net loss per share, as reported	$(0.08)	$(0.20)
Basic and diluted net loss per share, pro forma	$(0.15)	$(0.26)

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
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
New Accounting Pronouncements
In March 2006, the FASB issued Statement Accounting Standards No. 156, FASB Statement No. 140, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006, and is not expected to have a material effect on the Company’s financial statements.
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Investor Relations
Jason Daggett, a former director of the Company, is the President of The Liquid Group, Inc., which has an agreement to provide investor relations and public relations services to the Company for $5,850 on a month-to-month basis. In addition The Liquid Group, through its affiliates, has conducted other public relations and promotional activities for the Company. The amount paid to The Liquid Group or its affiliates was $192,550 and $62,500 for the six months ended June 30, 2006 and 2005 respectively. At June 30 2006, $2,475 of the payments made to The Liquid Group was recorded as a prepaid asset and will be recognized as expense as the Company receives related services.
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
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
Total amortization for the six months ended June 30, 2006 and 2005, was $57,243 and $0 respectively. The amortization period for the definite lived intangible assets is 2-7 years.
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
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
NOTE 7 — TIERONE TRANSACTION
On March 28, 2006, the Company entered into and closed a Stock Purchase Agreement with TierOne Consulting, Inc. (“TierOne”) and its two shareholders, Michael A. Willner and Robert J. Morris, in which the Company acquired all of the outstanding shares of TierOne. The purchase price for the shares of TierOne was $3,070,000, of which $1,375,000 was paid at closing and the balance of which is payable in two equal installments on the first and second anniversary of the closing. The related installment payables have been recorded at present value and the related discount will be accreted to interest expense through the payment dates. In addition, the Company deposited $343,750 into a designated bank account for payment toward the first installment and it agreed to reserve a like amount from our bank lines of credit for payment of the first installment, if necessary. The installment payments are subject to adjustment for certain set-offs for any post-closing undisclosed liabilities of TierOne, enforcement of indemnification provisions by TierOne in the agreement, a decline in the EBIT calculation in the TierOne audited financial statements for 2005, or any increase or decrease in the estimated cost of the audit of the TierOne financial statements for 2005. The funds for the payment at closing and the deposit into the designated bank account were furnished from the funding transaction with Barron described in Note 6. As a result of the acquisition of all of the outstanding stock of TierOne from its shareholders, TierOne is now a wholly owned subsidiary of the Company. The allocation of the purchase price to the net tangible and intangible assets of TierOne is described in Note 4.

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
TierOne is an information technology services and solutions provider located in Aliso Viejo, California. It was founded in 2003 and has been managed by Messrs. Willner and Morris. It currently has over forty customers, including commercial and government entities. Representative vertical industries associated with TierOne’s customer base include automotive, banking, communications, consumer goods, energy, financial services, insurance, government, media and entertainment, medical, technology, and utilities. Over the last eighteen months, the Company has outsourced several projects for its clients to TierOne.
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
During the six months ended June 30, 2006, pursuant to the Company’s 2002 Stock Option/Stock Issuance Plan, 240,454 shares were issued in connection with the exercising of stock options at an average price of $0.54 for cash proceeds of $130,000
During the six months ended June 30, 2006, the Company granted an award of 60,000 shares to an agent of the Company in connection with the Barron financing. The fair value of these shares was recorded at $50,400. The Company also issued 29,527 shares of common stock valued at $20,558 for advisory services, and 14,286 shares of common stock valued at $10,000 as compensation to an employee.
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
A summary of the status of the plan and changes for the three and six months ended June 30, 2006 and 2005, are presented below:

	For the six month ended		For the six months ended
	June 30, 2006		June 30, 2005
		Weighted		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at January 1	4,636,250	$0.81	3,990,000	$0.67
Granted during the three months ended March 31	2,090,000	$0.83	670,000	$2.24
Cancelled/forfeited	(148,125)	$1.86	—	$0.00
Exercised	(240,454)	$0.54	—	$0.00

Outstanding March 31	6,337,671	$0.81	4,660,000	$0.89
Granted during the three months ended June 30	430,000	$0.70	637,500	$1.51
Cancelled/forfeited	—	—	—	—
Exercised	—	—	—	—

Outstanding June 30	6,767,671	$0.80	5,297,500	$0.97

Options Exercisable at June 30	4,228,858		3,757,739
Weighted-average fair value of options granted during the period		$0.50		$1.51

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
The following table summarizes information about the options outstanding at June 30, 2006:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	June 30, 2006	Life	Prices	June 30, 2006	Prices
$0.00 - $1.00	6,000,796	4 years	$0.70	3,690,035	$0.62
$1.00 - $2.00	679,375	5 years	$1.47	341,261	$1.46
$2.00 - $3.00	87,500	5 years	$2.66	197,562	$2.50

$0.00 - $3.00	6,767,671	4 years	$0.80	4,228,858	$0.78

In addition to the options discussed above, the Company has the following outstanding warrants as follows:
•	50,000 warrants for common shares at $0.75 each. These warrants were issued during 2005 and are fully vested.

•	50,000 warrants for common shares at $1.40 each. These warrants were issued to consultants to the Company and are fully vested.

•	In connection with the Barron funding that is more fully described in Note 6, the Company issued 4,160,000 warrants for common shares at $0.50, 2,080,000 warrants for common shares at $1.00 and 2,080,000 warrants for common shares at $1.50.

•	The Company issued shares of common stock in a private placement with accompanying Common Stock Purchase Warrants at the rate of 50% of the shares purchased. Accordingly 283,668 warrants are outstanding related to this common stock. The warrants will be exercisable at $1.00 with certain incentive discounts to the exercise price available through December 31, 2008.
At June 30, 2006, the Company has 8,703,668 warrants outstanding at a weighted average exercise price of $0.88.

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Effective with the closing of the transaction with TierOne (Note 7), the Company entered into two-year full-time employment agreements with Messrs. Willner and Morris and appointed them Senior Vice-Presidents of the Company. Each employment agreement provides for a base salary of $200,000 and each person was granted options to purchase 1,000,000 shares of the Company’s common stock pursuant to its existing Stock Option/Stock Issuance Plan at $0.83 per share. The options will vest at the rate of 1/16th per calendar quarter beginning with the quarter ending June 30, 2006, with the first 62,500 options vesting on June 30, 2006, subject to early vesting in the event of a corporate transaction and in the event the person dies or is disabled, or if the Company terminates him without cause.
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006

	For the six months ended
	June 30,	June 30,
	2006	2005
	Proforma	Proforma
	(unaudited)	(unaudited)
Revenue	$3,942,402	$3,109,256
Cost of Revenue	2,659,256	2,106,716

Gross Profit	1,283,146	1,002,540
Operating Expenses	2,094,128	1,657,404

Loss From Operations	(810,982)	(654,864)
Other Income (Expense)
Interest Expense	(39,256)	—
Interest income	5,683	1,279

Total Other Income (Expense)	(33,573)	1,279

Loss Before Income Tax	(844,555)	(653,585)
Income Tax Expense	(825)	(800)

Net Loss	$(845,380)	$(654,385)

Loss Per Common Share — Basic and Diluted	$(0.15)	$(0.15)

Shares Used in Earnings per Share Calculations
Weighted Average Common Shares	5,746,676	4,468,765

Item 1. Restatement of Financial Statements
A summary of the aggregate effect of these restatements on our unaudited consolidated balance sheet is shown below:

	As of June 30, 2006
	As Reported	Adjustment	As Restated
Total current assets	$2,330,750	$(166,442)	$2,164,308
Total long-term assets	2,207,173	317,963	2,525,136

Total assets	$4,537,923	$151,521	$4,689,444

Total current liabilities	$1,629,579	$164,029	$1,793,608
Total long-term liabilities	577,500	110,655	688,155

Total liabilities	$2,207,079	$274,684	$2,481,763

Total shareholders’ equity	$2,330,844	$(123,163)	$2,207,681

Total liabilities and shareholders’ equity	$4,537,923	$151,521	$4,689,444

A summary of the aggregate effect of these restatements on our unaudited consolidated statements of operations is shown below:

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Revenues	$2,211,847	$(166,442)	$2,045,405	$3,066,567	$(166,442)	$2,900,105
Cost of Revenue	1,474,293	(8,400)	1,465,893	2,114,602	(8,400)	2,106,202

Gross Profit	737,554	(158,042)	579,512	951,965	(158,042)	793,293
Operating Expenses	1,062,119	(107,517)	954,602	1,564,084	(43,060)	1,521,024
Loss from operations	(324,565)	(50,525)	(375,090)	(612,119)	(114,982)	(727,101)
Other expense. net	(24,993)	(8,181)	(33,174)	(25,391)	(8,181)	(33,573)

Loss before income tax	(349,558)	(58,706)	(408,264)	(637,511)	(123,163)	(760,674)
Income tax (provision) benefit	—	—	—	(800)	—	(800)

Loss from continuing operations	$(349,558)	$(58,706)	$(408,264)	$(638,311)	$(123,163)	$(761,474)
Loss per common share — basic and diluted	$(0.06)	$(0.01)	$(0.07)	$(0.11)	$(0.02)	$(0.13)

Weighted average common shares outstanding — basic and diluted	6,216,346	—	6,216,346	5,746,676	—	5,746,676

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

Results of Operations
Three Months and Six Months Ended June 30, 2006, versus the Three and Six Months Ended June 30, 2005
Revenue was $2,045,405 and $435,382 for the quarters ended June 30, 2006 and 2005, respectively, representing an increase of $1,610,023, or 370% as compared to the same period in the prior year (the “comparable prior year period”). This represents the first full quarter of combined revenue resulting from our acquisition of TierOne Consulting (“TierOne”) on March 28, 2006. The Company’s increased marketing effort also resulted in the expansion of several Business Process and IT Outsourcing contracts which occurred subsequent to the comparative prior year period. These contracts are with customers such as Countrywide, DirecTV and Innofone,com and have generated a combined $819,564 in revenues during the quarter ended June 30, 2006, with $19,800 revenues in the comparative prior year period.
Revenue was $2,900,125 and $639,904 for the six months ended June 30, 2006, respectively, representing an increase of $2,260,221 or 354% as compared to the comparable prior year. The Company’s increased marketing effort also resulted in the expansion of several Business Process and IT Outsourcing contracts which occurred subsequent to the comparative prior year period. These contracts are with customers such as Countrywide, DirecTV and Innofone.com and have generated a combined $1,538,908 in revenues during the six months ended June 30, 2006, with $19,800 revenues in the comparative prior year period.
Cost of Revenue and Gross Profit
Cost of revenue was $1,465,893 and $338,064 for the quarters ended June 30, 2006 and 2005, respectively, representing an increase of $1,127,829 or 334%. The increase in absolute dollars was due to the increased sales activity as described in the preceding paragraph.
Cost of revenue was $2,106,202 and $476,002 for the six months ended June 30, 2006 and 2005, respectively, representing an increase of $1,630,200 or 342%. The increase in absolute dollars was due to the increased sales activity as described in the preceding paragraph.
Our gross margin percentages were 28% and 22% for the quarters ended June 30, 2006 and 2005, respectively. The increase in the gross margin percentages was primarily due to the nature of the Company’s contracts in the respective periods and the fact that, in the current quarter, the Company has more consultants utilized on longer-term contracts that provide a higher margin. The acquisition of TierOne also favorably impacted our gross margin.
Our gross margin percentages were 27% and 26% for the six months ended June 30, 2006 and 2005, respectively. The increase in the gross margin percentages was primarily due to the nature of the Company’s contracts in the respective periods and the fact that, in the current quarter, the Company has more consultants utilized on longer-term contracts that provide a higher margin. The acquisition of TierOne also favorably impacted our gross margin.

Operating Expenses
Operating expenses were $954,602 and $474,120 for the quarters ended June 30, 2006 and 2005, respectively, representing a increase of $480,482 or 101%. Although operating expenses increased in absolute dollars, such costs decreased as a percentage of our revenues. We believe that this decrease was achieved, in light of significantly increased revenues and the acquisition of TierOne, because of the Company’s increased focus and execution on sales and cost containment and on achieving a breakeven scenario on a cash basis.
Operating expenses were $1,521,024 and $1,042,825 for the six months ended June 30, 2006 and 2005, respectively, representing a increase of $478,199 or 46%. Although operating expenses increased in absolute dollars, such costs decreased as a percentage of our revenues. We believe that this increase was achieved, in light of significantly increased revenues, the acquisition of TierOne, because of the Company’s increased focus and execution on sales and cost containment and on achieving a breakeven scenario on a cash basis.
The major components of our operating expenses are as follows:
•	Stock-based compensation expense was $127,800 and $144,555 for the quarters ended June 30, 2006 and 2005, respectively. This represents a decrease of $16,755. The decrease is principally the result less shares vesting in the current quarter relative to the comparative prior year period and a reduction in the estimated fair value of options that resulted from current assumptions used in the Black-Scholes option pricing model.

•	Stock-based compensation expense was of $237,785 and $328,201 for the six months ended June 30, 2006 and 2005, respectively. This represents a decrease of $90,416. The decrease is principally the result less shares vesting in the current period relative to the comparative prior year period and a reduction in the estimated fair value of options that resulted from current assumptions used in the Black-Scholes option pricing model.

•	Payroll, (excluding bonus), and related expenses are approximately 50% of our operating expenses and amounted to $548,093 and $192,431 for the quarters ended June 30, 2006 and 2005, respectively. The increase of $289,638 resulted from the acquisition of TierOne and the addition of two more recruiting personnel.

•	Payroll, (excluding bonus), and related expenses are approximately 40% of our operating expenses and amounted to $623,850 and $434,820 for the six months ended June 30, 2006 and 2005, respectively. The increase of $189,030 resulted from the acquisition of TierOne and the addition of two more recruiting personnel.

•	We determine the cost of being public as including legal and accountant fees, filing fees and investor relations. These expenses are approximately 12% of the operating expenses and amounted to $192,167 and $73,900 for the six months ended June 30, 2006 and 2005, respectively. This increase resulted largely from the fact that our audit and accounting fees increased over 2005, as our operating activities expanded including the acquisition of TierOne.

•	Our consolidated operating expenses increased significantly as a result of continued growth in revenues and our acquisition of TierOne. Additionally, we expect to incur future non-cash amortization charges as a result of certain intangible assets that we acquired in connection with the TierOne acquisition.
Other Income (Expense)
Other income (expense) was ($33,174) and $286 for quarters ended June 30, 2006 and 2005, respectively. The 2005 income was primarily interest income on maintained cash balances. Interest expense in 2006 relates principally to interest expenses imputed on our non-interest bearing installment notes payable that we issued in connection with our acquisition of TierOne. Other than these charges, we do not expect to earn or incur significant amounts of other income or expense.
Other income (expense) was (33,573) and $1,279 for the six months ended June 30, 2006 and 2005, respectively. The 2005 income was primarily interest income on maintained cash balances. Interest expense in 2006 relates principally to interest expenses imputed on our non-interest bearing installment notes payable that we issued in connection with our acquisition of TierOne. Other than these charges, we do not expect to earn or incur significant amounts of other income or expense.
Net loss
We incurred a net loss of $408,264 and $376,516 for the quarters ended June 30, 2006 and 2005, respectively, as a result of the factors described above.
We incurred a net loss of $761,474 and $878,444 for the six months ended June 30, 2006 and 2005, respectively, as a result of the factors described above.
Liquidity and Capital Resources
Cash and cash equivalents were $562,940 and $99,760 as of June 30, 2006 and December 31, 2005, respectively. Of the $562,940 in cash and cash equivalents as of June 30, 2006, $343,750 is restricted for use in the payments of amounts due in March 2007 and March 2008 in connection with our acquisition of TierOne.
Net cash used by operations was $623,770 and $643,118 for the six months ended June 30, 2006 and 2005, respectively. The increase in cash used by operations was largely due to the increase in accounts receivable, which was offset by a decrease in our net loss.
Net cash used by investing activities was $1,133,454 and $7,271 for the six months ended June 30, 2006 and 2005, respectively. The increase resulted principally from approximately $1,200,000 of cash used in the acquisition of TierOne.
Net cash provided by financing activities increased to $2,220,404 for the six months ended June 30, 2006 from $415,000 for the six months ended June 30, 2005. The increase related principally to $1,790,000 of net cash proceeds from the sale of our Series A preferred stock.

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
Recent Accounting Pronouncements
In March 2006, the FASB issued Statement Accounting Standards No. 156, FASB Statement No. 140, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006, and is not expected to have a material effect on the Company’s financial statements.
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

Item 3. Controls and Procedures
Material Weaknesses in Internal Control Over Financial Reporting
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
We have discussed our corrective actions and future plans with our Audit Committee and Haskell & White LLP and we believe the actions outlined above, together with the changes to our internal control over financial reporting discussed below should correct the deficiencies in internal controls that are considered to be material weaknesses.

Effect of Restatement on Our Controls
As discussed in our unaudited consolidated financial statements, the Audit Committee of our Board of Directors authorized us to amend and restate our financial statements and other financial information for the quarter ended June 30, 2006.
The double booking of revenue during the period was due to accruing for revenue earned during the last week of June and then subsequently entering the actual revenue earned into the books when the books should have been closed for the period. The fact that we neglected to capitalize acquisition and integration expenses related to the TierOne Consulting acquisition was due in large part to the level of accounting support the Company received during the period.
Changes in Internal Control over Financial Reporting
In order to eliminate the possibility of double booking revenue again we have implemented a close process which strictly calls out the step by step procedures for closing the books and have trained our personnel on the process.
In order to elevate the experience level of our account support we have initiated a search for a full time Controller.
Other than the changes noted above, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has significantly affected, or is reasonably likely to significantly affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
Further, our management has evaluated, under the supervision and with the participation of our President and Chief Operating Officer/Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our President and Chief Operating Officer/Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures do not provide reasonable assurance of effectiveness because of the deficiencies identified above.
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

Caneum, Inc.
Date: November 20, 2006	By:	/s/ Suki Mudan
Suki Mudan, President (Principal
Executive Officer)

Date: November 20, 2006	By:	/s/ Gary Allhusen
Gary Allhusen, Chief Operating
Officer (Principal Financial Officer)

EXHIBIT INDEX
Exhibit
Index	Description
31.1	Rule 13a-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer