Form 10QSB
period 2006-09-30
CANEUM INC
filed 2006-11-27
CIK 1118961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2006

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

Page

Financial Statements

Condensed Consolidated Balance Sheets — Assets	2

Condensed Consolidated Balance Sheets — Liabilities and Stockholders’ Equity	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Caneum, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2006 and December 31, 2005
ASSETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents, including restricted cash of $349,088 as of September 30, 2006	$469,402	$99,760
Accounts receivable, net of allowance for doubtful accounts of $97,454 and $79,454, respectively	1,658,650	469,074
Unbilled receivables	72,325	—
Prepaid assets — related parties (Note 3)	—	68,750
Other prepaid expenses and current assets	34,054	51,099

TOTAL CURRENT ASSETS	2,234,431	688,683

FIXED ASSETS
Property and Equipment	22,444	—
Software	77,962	16,128

	100,406	16,128
Less accumulated depreciation	(53,635)	(1,571)

TOTAL FIXED ASSETS	46,771	14,557

INTANGIBLE ASSETS (Note 4 and 7)
Employment contracts	78,000	—
Customer contracts/relationships	670,000	—
Licenses	75,000	—
Trademarks and logos	90,000	—
Goodwill	1,612,500	—

	2,525,500	—
Less accumulated amortization	(117,358)	—

	2,408,142	—

TOTAL ASSETS	$4,689,344	$703,240

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
Condensed Consolidated Balance Sheets (continued)
As of September 30, 2006 and December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$640,490	$284,656
Credit line	149,360	6,833
Accrued payroll and related expenses	163,968	25,839
Income tax payable	1,500	—
Purchase price installment payable (Note 7)	803,814	—

TOTAL CURRENT LIABILITIES	1,759,132	317,328

LONG TERM LIABILITIES
Deferred tax liability	9,300	—
Purchase price installment payable (Note 7)	661,697	—
COMMITMENTS AND CONTINGENCIES (Notes 6, 7 and 10)	—	—
STOCKHOLDERS’ EQUITY
Common stock, 100,000,000 shares authorized at $.001 par value:
6,792,325 and 5,386,991 shares issued and outstanding, respectively	6,860	5,386
Preferred stock, 20,000,000 shares authorized at $.001 par value:
3,632,500 and 0 shares issued and outstanding, respectively	3,632	—
Additional paid in capital	6,279,383	3,434,328
Accumulated deficit	(3,990,660)	(3,013,802)
Deferred compensation	(40,000)	(40,000)

TOTAL STOCKHOLDERS’ EQUITY	2,259,215	385,912

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,689,344	$703,240

See accompanying notes to condensed consolidated financial statements

Caneum, Inc
Condensed Consolidated Statements of Operations

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$2,127,211	$739,417	$5,027,337	$1,379,321
COST OF REVENUE	1,575,373	606,159	3,679,398	1,082,161

GROSS PROFIT	551,838	133,258	1,347,939	297,160

OPERATING EXPENSES	730,995	340,000	2,255,210	1,382,825

LOSS FROM OPERATIONS	(179,157)	(206,742)	(907,270)	(1,085,665)
OTHER INCOME (EXPENSE)
Interest expense	(39,307)	—	(78,563)	—
Interest income	4,092	273	9,775	1,552

TOTAL OTHER INCOME (EXPENSE)	(35,215)	273	(68,788)	1,552

LOSS BEFORE INCOME TAX	(214,372)	(206,469)	(976,058)	(1,084,113)
INCOME TAX EXPENSE	—	—	(800)	(800)

NET LOSS	$(214,372)	$(206,469)	$(976,858)	$(1,084,913)

LOSS PER COMMON SHARE-
Basic and Diluted	$(0.03)	$(0.04)	$(0.16)	$(0.24)
SHARES USED IN EARNINGS PER SHARE CALCULATIONS
WEIGHTED AVERAGE COMMON SHARES-
Basic and Diluted	6,614,031	4,738,032	6,062,621	4,559,043

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
Condensed Consolidated Statements of Cash Flows

	For the Nine months ended
	September 30,	September 30,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(976,858)	$(1,084,913)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation expense	379,902	334,858
Expenses paid by stock issuance	75,476	39,077
Depreciation and amortization	142,435	705
Increase in accounts receivable	(717,865)	(83,711)
Increase in deferred costs	—	(5,000)
Decrease (Increase) in prepaid expenses and other assets	127,040	(28,565)
Increase (Decrease) accounts payable and accrued liabilities	(36,751)	54,458
Increase in accrued payroll and related expenses	138,296	81,558

NET CASH FLOWS USED BY OPERATING ACTIVITIES	(868,325)	(691,533)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash issued for purchase of TierOne Consulting, Inc., net of cash acquired	(1,080,305)	—
Purchase of fixed assets	(40,278)	—
Development of software for internal use		(16,028)

NET CASH FLOWS USED BY INVESTING ACTIVITIES	(1,120,583)	(16,028)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	350,000	415,000
Issuance of Series A preferred shares for cash, net	1,790,000	—
Payment of debt	(158,977)	—
Conversion of warrants	105,000	—
Exercise of options	130,000	—
Increase in credit line	142,527	9,368

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,358,550	424,368

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	369,642	(283,193)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	99,760	506,790

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$469,402	$223,597

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Acquisition of license	$75,000	$—

Stock issued to satisfy accrued expenses	$—	$82,200

Stock issued to purchase fixed assets	$—	$15,000

Stock issued in connection with sale of preferred stock	$50,400	$—

Cash paid for interest	$—	$—

Cash paid for income taxes	$800	$800

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
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
During each of the nine months ended September 30, 2006 and September 30, 2005, the Company had three customers that each accounted for at least 10% of the Company’s revenue.
As of September 30, 2006, and September 30, 2005, three and one customers respectively, each accounted for at least 10% of accounts receivable. At September 30, 2006, the largest such customer accounted for 17% of the Company’s net accounts receivable.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At September 30, 2006, the Company had $355,771 on deposit that exceeded federally insured limits.
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
The following weighted average assumptions were used for grants issued in the nine months ended September 30, 2005, under the SFAS No. 123 requirements and in the nine moths ended September 30, 2006, under the SFAS No. 123R requirements:

	For the nine months ended
	September 30,	September 30,
	2006	2005
Volatility	71.23%	94.33%
Risk free Interest rate	4.72%	4.23%
Expected life of Options	4-5 years	4-5 years
In the pro forma disclosures prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures as they occurred. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company.
Impact of SFAS No. 123R
The following table presents the impact to the Company’s condensed consolidated financial statements as a result of our adoption of SFAS No. 123R for the nine months ended September 30, 2006:

Nine months
ended September 30,
2006
Stock-based compensation expense	$379,902
Effect on loss per share:
Basic	$(0.06)
As of September 30, 2006, the unamortized compensation expense related to outstanding unvested options was approximately $1,530,000 with a weighted average remaining vesting period of approximately four years. The Company expects to amortize this expense over the remaining vesting period of these stock options.
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
The per share weighted-average fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $.52 and $.58, respectively.
The total cash received from employees as a result of employee stock option exercises during the nine months ended September 30, 2006 was $130,000 and cash received from warrant exercises was $105,000.
The Company’s stock option plans are described in Note 9 to the condensed consolidated financial statements.

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Pro forma for 2005 Under SFAS No. 123
The following table compares the loss per share that the Company reported to the pro forma amounts that the Company would have reported for the three and nine months ended September 30, 2005, had the Company recognized compensation expense for stock-based compensation awards in accordance with SFAS No. 123:

	Three months	Nine months
	ended September 30,	ended September 30,
	2005	2005
Net income (loss) as reported	$(206,469)	$(1,084,913)
Add: stock option-based employee compensation expense included in reported net loss, net of related tax effects	6,657	334,858
Deduct: stock-based employee compensation expense, net of related tax effects	(241,748)	(1,132,630)

Pro forma	$(441,560)	$(1,882,685)

Basic and diluted net loss per share, as reported	$(0.04)	$(0.24)
Basic and diluted net loss per share, pro forma	$(0.09)	$(0.41)
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
Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At September 30, 2006 and December 31, 2005, management believes that the carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of these financial instruments.
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Earnings (Loss) Per Share
Basic earnings (loss) per share includes no dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Such shares are not included when there is a loss as the effect would be anti-dilutive. At September 30, 2006 and December 31, 2005, the Company had 4,786,583, of options and warrants outstanding for the respective periods. Certain of these instruments are potentially dilutive securities pursuant to SFAS No. 128.
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
New Accounting Pronouncements
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2006 annual consolidated financial statements. The Company is currently assessing the potential impact that the adoption of SAB No. 108 will have on the consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008, and management is currently assessing the potential impact that the adoption of SFAS No. 157 will have on the consolidated financial statements.
In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for the Company beginning January 1, 2007. Management is assessing the potential impact that the adoption of FIN No. 48 will have on the consolidated financial statements.
NOTE 3 — RELATED PARTY TRANSACTIONS
During the nine months ended September 30, 2006 and 2005, the Company entered into the following transactions with entities whose principals and/or directors are shareholders of the Company:
Rent
The Company subleases space from Cygni Capital, LLC, whose principal is a shareholder of the Company. The current rent is $650 per month for one office, which is used by our Chairman, and shared use of a central conference room. The rent expense under this agreement was $8,487 and $16,000 for the nine months ended September 30, 2006 and 2005 respectively. This agreement is on a month-to-month term and can be cancelled by the Company or Cygni Capital, LLC, at any time.
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Investor Relations
Jason Daggett, a former director of the Company, is the President of The Liquid Group, Inc., which has an agreement to provide investor relations and public relations services to the Company for $5,850 on a month-to-month basis. In addition The Liquid Group, through its affiliates, has conducted other public relations and promotional activities for the Company. The amount paid to The Liquid Group or its affiliates was $17,550 and $121,800 for the nine months ended September 30, 2006 and 2005 respectively. At September 30 2006, there is no outstanding prepaid account balance or amounts owed to The Liquid Group.
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
Revenue
The Company has been retained by Trycera Financial, a company with two common directors and several common investors, to perform certain consulting services. These services are operational in nature and include, but are not limited to, business process outsourcing, information technology outsourcing and other consulting services. The total revenue pursuant to this agreement was $3,500 and $5,288 for the nine months ended September 30, 2006 and 2005 respectively. The agreement operates on a project by project basis.
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
The Company acquired a license for a software product for $75,000. The license purchase payments are included in accrued expenses as of September 30, 2006. The first payment of $25,000 was due by September 30, 2006 but was not paid. Assuming the Company meets certain product sales targets, the remaining $50,000 could be due by February 28, 2007. Management is presently renegotiating the payment terms associated with this license.

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to its fair value and assessing the ongoing appropriateness of the indefinite life classification. For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired, otherwise goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. At September 30, 2006, management believes that there was no impairment of the intangible assets.
Total amortization for the nine months ended September 30, 2006 and 2005, was $117,358 and $705 respectively. The amortization period for the definite lived intangible assets is 2-7 years.
NOTE 5 — INCOME TAX
Income tax provision is summarized as follows:

	For the nine months ended
	September 30,
	2006	2005
Current:
Federal	$—	$—
State	800	800

	800	800
Deferred:
Federal	$—	$—
State	—	—

Income tax provision	$800	$800

As of September 30, 2006, the Company’s primary net deferred tax assets are its net operating loss carryforwards, which have been fully reserved with a 100% valuation allowance.
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
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
The Preferred Stock Purchase Agreement also prevents any officer or director of the Company from selling any shares for a period of nine months from March 24, 2006. As placement agent for the funding transaction with Barron, Ascendiant Securities, LLC (“Ascendiant”) received $160,000 at closing and the Company issued to them 60,000 common shares and 160,000 A Warrants, 80,000 B Warrants, and 80,000 C Warrants. The Company has also agreed to issue to Ascendiant warrants equal to 8% of the shares issued to Barron upon any future exercise of the outstanding warrants issued to Barron upon the same terms as the warrants so exercised. If all of the warrants are exercised by Barron, the Company would be obligated to issue a total of 320,000 A Warrants, 160,000 B Warrants, and 160,000 C Warrants to Ascendiant. The Company has agreed to register the common shares underlying the warrants and the 60,000 common shares issued to Ascendiant.
In connection with the closing of this funding transaction on March 24, 2006, the Company entered into a Registration Rights Agreement with Barron and has agreed to register the common shares issuable upon conversion of the outstanding shares of the Series A Preferred Stock and the common shares issuable upon exercise of the warrants held by Barron.
If the registration statement is not effective within nine months from March 24, 2006, the Company has agreed to pay liquidated damages equal to 30,000 shares of common stock for each thirty-day period after this six-month period during which the registration statement is not effective, or if the Company does not maintain the effectiveness of the registration statement, up to a maximum of 240,000 shares. The Company filed the registration statement within the six-month requirement and the registration statement was declared effective by the SEC on July 5, 2006.
During the quarter ended September 30, 2006, Barron converted an aggregate of 367,500 shares of Series A Preferred Stock into 367,500 shares of common stock and exercised 210,000 A Warrants for cash of $105,000.

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
NOTE 7 — TIERONE TRANSACTION
On March 28, 2006, the Company entered into and closed a Stock Purchase Agreement with Tier One Consulting, Inc. (“Tier One”) and its two shareholders, Michael A. Willner and Robert J. Morris, in which the Company acquired all of the outstanding shares of Tier One. The purchase price for the shares of Tier One was $3,070,000, of which $1,375,000 was paid at closing, $687,500 which is payable in two equal installments on the first and second anniversary of the closing, and $13,333 which is payable monthly for two years. The related installment payables have been recorded at present value and the related discount will be accreted to interest expense through the payment dates. In addition, the Company deposited $343,750 into a designated bank account for payment toward the first installment and it agreed to reserve a like amount from our bank lines of credit for payment of the first installment, if necessary. The installment payments are subject to adjustment for certain set-offs for any post-closing undisclosed liabilities of Tier One, enforcement of indemnification provisions by Tier One in the agreement, a decline in the EBIT calculation in the Tier One audited financial statements for 2005, or any increase or decrease in the estimated cost of the audit of the Tier One financial statements for 2005. The funds for the payment at closing and the deposit into the designated bank account were furnished from the funding transaction with Barron described in Note 6. As a result of the acquisition of all of the outstanding stock of Tier One from its shareholders, Tier One is now a wholly owned subsidiary of the Company. The allocation of the purchase price to the net tangible and intangible assets of TierOne is described in Note 4.
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
NOTE 8 — COMMON STOCK TRANSACTIONS —
During the nine months ended September 30, 2006, the Company issued 50,000 shares at an average price of $.73 to a consultant for services rendered. The value of the services was $36,500.
During the nine months ended September 30, 2006, in connection with a private placement, the Company issued 75,000 shares of common stock for cash at $37,500 per share.
During the nine months ended September 30, 2006, pursuant to the Company’s 2002 Stock Option/Stock Issuance Plan, 2,805,000 shares were issued in connection with the exercising of stock options at an average price of $.79 for cash proceeds of $167,425.

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
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
A summary of the status of the plan and changes for the nine months ended September 30, 2006 and 2005 are presented below:

	For the nine months ended		For the nine months ended
	September 30, 2006		September 30, 2005
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at January 1	4,636,250	$0.81	3,990,000	$0.67
Granted during the nine months ended September 30,	2,795,000	$0.78	1,377,500	$1.84
Cancelled/forfeited	(148,125)	$1.86	(31,250)	$1.65
Exercised	(240,454)	$0.54	0	$—

Outstanding at September 30	7,042,671	$0.79	5,336,250	$0.97

Options exercisable at September 30	5,020,949	$0.79	4,074,739	$0.97
Weighted-average fair value of options granted during the period		$0.52		$0.58

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
In addition to the options discussed above, the Company has the following outstanding warrants as follows:
*	50,000 warrants for common shares at $0.75 each. These warrants were issued during 2005 and are fully vested.

*	50,000 warrants for common shares at $1.40 each. These warrants were issued to consultants to the Company and are fully vested.

*	In connection with the Barron funding that is more fully described in Note 6, the Company issued 4,160,000 warrants for common shares at $0.50, 2,080,000 warrants for common shares at $1.00 and 2,080,000 warrants for common shares at $1.50. During the quarter ended September 30, 2006, 210,000 warrants were exercised at $0.50 per share.

*	The Company issued shares of common stock in a private placement with accompanying Common Stock Purchase Warrants at the rate of 50% of the shares purchased. Accordingly 283,668 warrants are outstanding related to this common stock. The warrants will be exercisable at $1.00 with certain incentive discounts to the exercise price available through December 31, 2008.
At September 30, 2006 the Company has 8,493,668 warrants outstanding at a weighted average exercise price of $0.87.

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Credit Lines
As of September 30, 2006, the Company maintained a small business credit line with Wells Fargo Bank. Under the terms of the agreement the total credit available is $100,000, there is no collateral for the line and the interest rate is variable in nature. The Company must pay the finance charge every month. The balance outstanding on the line was $90,624 at September 30, 2006 and the interest rate at that time was 8.5%. The credit line may be terminated at any time.
As of September 30, 2006, the Company maintained a line of credit Wells Fargo Bank. Under the terms of the agreement the total credit available is $60,000, there is no collateral for the line and the interest rate is variable in nature. The Company must pay the finance charge every month. The balance outstanding on the line was $58,736 at September 30, 2006 and the interest rate at that time was 13%.
Employment Contracts
On October 28, 2003, the Company’s Compensation Committee approved employment agreements with the Company’s President, Sukhbir Singh Mudan, and Alan S. Knitowski, the Company’s Chairman. On September 29, 2006, the Company’s Compensation Committee approved amendments to the employment agreements with both of these individuals. The following description sets forth the material individual terms of these agreements:
Sukhbir Singh Mudan. On October 28, 2003, the Compensation Committee approved an employment agreement with the Company’s President, Sukhbir Singh Mudan. The initial period of the employment agreement for Mr. Mudan was three years and he was required to devote 100% of his business time to the business of the Company. Mr. Mudan’s base salary was established at $120,000 per annum and he received options to purchase 1,000,000 shares at $0.55 per share as additional compensation for entering into the original agreement. The employment contract with Mr. Mudan was extended through March 31, 2008, on September 29, 2006. As a result, Mr. Mudan will receive a bonus of $60,000 in cash or stock if he notifies the company on or before March 31, 2008 that he desires to enter into negotiations for a new employment agreement. Mr. Mudan’s bonus is performance based and can range from zero to 100% of his base compensation. Additionally if Mr. Mudan and the Company successfully negotiate a new contract on or before April 30, 2008, a new option grant will be awarded. He will also receive a sign on bonus between 25% and 150% of the base salary in the new agreement. This bonus may be in cash or common stock. Consideration granted for entering into this amendment includes 125,000 shares of common stock under Caneum’s 2002 Stock Option Plan. Remaining terms have not changed from the October 28, 2003 agreement. Mr. Mudan’s base compensation remains at $120,000 per annum.

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Alan S. Knitowski. On October 28, 2003, the Compensation Committee approved an employment agreement with the Company’s Chairman, Alan S. Knitowski. The initial period of the employment agreement for Mr. Knitowski was three years and he was required to devote his best efforts to performing well all duties that the Company may reasonably assign to him from time to time during the term of the agreement, but he will not be required to devote in excess of 25% of his business time and effort to providing these services. Mr. Knitowski’s base salary was established at $120,000 per annum and he received options to purchase 1,000,000 shares at $0.55 per share as additional compensation for entering into the original agreement. The employment contract with Mr. Knitowski was extended through March 31, 2008, on September 29, 2006. Mr. Knitowski will receive a bonus of $60,000 in cash or stock if he notifies the company on or before March 31, 2008 that he desires to enter into negotiations for a new employment agreement. Mr. Knitowski’s bonus is performance based and can range from zero to 100% of his base compensation. Additionally, if Mr. Knitowski and the Company successfully negotiate a new contract on or before April 30, 2008, a new option grant will be awarded. He will also receive a sign on bonus between 25% and 150% of the base salary in the new agreement. This bonus may be in cash or common stock. Consideration granted for entering into this amendment includes 125,000 shares of common stock under Caneum’s 2002 Stock Option Plan. Mr. Knitowski is required to devote his best efforts to performing well all duties that the Company may reasonably assign to him from time to time during the term of the agreement, but he will not be required to devote in excess of 25% of his business time and effort to providing these services. His base salary remains at $120,000 per annum.
Gary Allhusen. On March 17, 2004, the Compensation Committee approved an employment agreement with the Company’s Executive Vice-President, Gary D. Allhusen. The initial period of the employment agreement for Mr. Allhusen was three years and he was required to devote 100% of his business time to the business of the Company. Mr. Allhusen’s base salary was established at $120,000 per annum and he received options to purchase 750,000 shares at $0.75 per share as additional compensation for entering into the original agreement. On June 22, 2006, the board of directors, by unanimous written consent, appointed Mr. Allhusen as Chief Operating Officer and designated him as Principal Financial Officer and Principal Accounting Officer. In addition, the Company’s Compensation Committee extended the employment agreement of Mr. Allhusen by one year through March 29, 2008, and amended it to include his responsibilities as Chief Operating Officer, and granted to him incentive options to purchase 250,000 shares in consideration for agreeing to such extension and the additional responsibilities as Chief Operating Officer, Principal Financial Officer, and Principal Accounting Offering. The options were granted under our 2002 Stock Option/Stock Issuance Plan (the “Plan”). The ten-year options are exercisable at $0.67 per share and vest 1/16th per quarter beginning with the quarter ended September 30, 2006, subject to early exercise and immediately in the event of a Corporate Transaction, as defined in the Plan. Mr. Allhusen’s base salary was kept at $120,000 per annum.

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
NOTE 11 — PROFORMA CONSOLIDATED FINANCIAL STATEMENTS
The following unaudited Pro Forma Consolidated Statement of Operations for the Company for the nine months ended September 30, 2006 and 2005, have been prepared to illustrate the estimated effect of the acquisition of TierOne by Caneum, Inc. as if the transaction had occurred on the first day of the presented periods. The pro forma consolidated Statements of Operation do not purport to be indicative of the consolidated results of operations that would actually be attained had such transactions been completed on the assumed dates and for the period presented, or which may be attained in the future. The pro forma financial statements include adjustments for amortization of finite lived assets and elimination of intercompany transactions for the periods presented. These statements should be read in conjunction with the separate historical financial statements of the individual companies.

	For the nine months ended
	September 30,	September 30,
	2006	2005
	Proforma	Proforma
	(unaudited)	(unaudited)
REVENUE	$6,136,557	$5,077,572
COST OF REVENUE	4,234,629	3,519,641

GROSS PROFIT	1,901,928	1,557,931
OPERATING EXPENSES	2,882,718	2,349,356

LOSS FROM OPERATIONS	(980,790)	(791,425)

OTHER INCOME (EXPENSE)
Interest Expense	(78,563)	(118)
Interest income	9,775	1,552

TOTAL OTHER INCOME (EXPENSE)	(68,788)	1,434

LOSS BEFORE INCOME TAX	(1,049,578)	(789,991)
INCOME TAX EXPENSE	(800)	(800)

NET LOSS	$(1,050,378)	$(790,791)

LOSS PER COMMON SHARE-Basic and Diluted	$(0.17)	$(0.17)

SHARES USED IN EARNINGS PER SHARE CALCULATIONS WEIGHTED AVERAGE COMMON SHARES	6,062,621	4,559,053

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
Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to our critical accounting policies for the quarter ended September 30, 2006.
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

Results of Operations
Three Months and Nine months Ended September 30, 2006 versus the Three and Nine months Ended September 30 , 2005
Revenue was $2,127,211 and $739,417 for the quarters ended September 30, 2006 and 2005, respectively, representing an increase of $1,387,794, or 188% as compared to the same period in the prior year (the “comparable prior year period”). This represents the second full quarter of combined revenue resulting from our acquisition of TierOne Consulting (“Tier1”) on March 28, 2006. The Company’s increased marketing effort also resulted in the expansion of several Business Process and IT Outsourcing contracts which occurred subsequent to the comparative prior year period. These contracts are with customers such as Countrywide and DirecTV and have generated a combined $819,564 in revenues during the quarter ended September 30, 2006.
Revenue was $5,027,337 and $1,379,321 for the nine months ended September 30, 2006, respectively, representing an increase of $3,648,016 or 264% as compared to the comparable prior year. The Company’s increased marketing effort also resulted in the expansion of several Business Process and IT Outsourcing contracts which occurred subsequent to the comparative prior year period. These contracts are with customers such as Countrywide, Innofone and DirecTV and have generated a combined $2,327,196 in revenues during the nine months ended September 30, 2006.
Cost of Revenue and Gross Profit
Cost of revenue was $1,575,373 and $606,159 for the quarters ended September 30, 2006 and 2005, respectively, representing an increase of $969,214 or 160%. The increase in absolute dollars was due to the increased sales activity as described in the preceding paragraph.
Cost of revenue was $3,679,398 and $1,082,161 for the nine months ended September 30, 2006 and 2005, respectively, representing an increase of $2,597,237 or 240%. The increase in absolute dollars was due to the increased sales activity as described in the preceding paragraph.
Our gross margin percentages were 26% and 18% for the quarters ended September 30, 2006 and 2005, respectively. The increase in the gross margin percentages was primarily due to the nature of the Company’s contracts in the respective periods and the fact that, in the current quarter, the Company has more consultants utilized on longer-term contracts that provide a higher margin. The acquisition of Tier 1 also favorably impacted our gross margin.
Our gross margin percentages were 27% and 22% for the nine months ended September 30, 2006 and 2005, respectively. The increase in the gross margin percentages was primarily due to the nature of the Company’s contracts in the respective periods and the fact that, in the current quarter, the Company has more consultants utilized on longer-term contracts that provide a higher margin. The acquisition of Tier 1 also favorably impacted our gross margin.
Operating Expenses
Operating expenses were $730,995 and $340,000 for the quarters ended September 30, 2006 and 2005, respectively, representing a increase of $390,995 or 115%. Although operating expenses increased in absolute dollars, such costs decreased as a percentage of our revenues. We believe that this decrease was achieved, in light of significantly increased revenues and the acquisition of Tier 1, because of the Company’s increased focus and execution on sales and cost containment and on achieving a breakeven scenario on a cash basis.

Operating expenses were $2,255,210 and $1,382,825 for the nine months ended September 30, 2006 and 2005, respectively, representing a increase of $872,385 or 63%. Although operating expenses increased in absolute dollars, such costs decreased as a percentage of our revenues. We believe that this increase was achieved, in light of significantly increased revenues, the acquisition of Tier 1, because of the Company’s increased focus and execution on sales and cost containment and on achieving a breakeven scenario on a cash basis.
The major components of our operating expenses are as follows:
Stock-based compensation expense was $142,117 and $6,657 for the quarters ended September 30, 2006 and 2005, respectively. This represents an increase of $135,460. The increase is principally the result of more options being granted and earned by employees over the requisite service period in the current quarter relative to the comparative prior year period offset by a reduction in the estimated fair value of options that resulted from current assumptions used in the Black-Scholes option pricing model.
Stock-based compensation expense was of $379,902 and $334,858 for the nine months ended September 30, 2006 and 2005, respectively. This represents a increase of $45,044. The increase is principally the result of more options being granted and earned by employees over the requisite service period in the current period relative to the comparative prior year period and a reduction in the estimated fair value of options that resulted from current assumptions used in the Black-Scholes option pricing model.
Payroll, and related expenses amounted to $332,186 and $162,334 for the quarters ended September 30, 2006 and 2005, respectively. The increase resulted from the acquisition of Tier 1 and the addition of two more recruiting personnel. We also reversed a $60,000 bonus accrual as we do not plan to issue bonuses this year.
Payroll, and related expenses amounted to $909,123 and $406,482 for the nine months ended September 30, 2006 and 2005, respectively. The increase resulted from the acquisition of Tier 1 and the addition of two more recruiting personnel.

We determine the cost of being public as including legal and accountant fees, filing fees and investor relations. These expenses are approximately 19% of the operating expenses and amounted to $451,104 and $214,344 for the nine months ended September 30, 2006 and 2005, respectively. This increase resulted largely from the fact that our audit and accounting fees increased over 2005, as our operating activities expanded including the acquisition of Tier 1.
Our consolidated operating expenses increased significantly as a result of continued growth in revenues and our acquisition of Tier 1. Additionally, we expect to incur future non-cash amortization charges as a result of certain intangible assets that we acquired in connection with the Tier 1 acquisition.
Other Income (Expense)
Other income (expense) was ($35,216) and $273 for quarters ended September 30, 2006 and 2005, respectively. We do not expect to earn or incur significant amounts of other income or expense, except for imputed interest charges associated with our non-interest bearing installment notes payable that we issued in connection with our acquisition of TierOne.
Other income (expense) was ($68,788) and $1,552 for the nine months ended September 30, 2006 and 2005, respectively. We do not expect to earn or incur significant amounts of other income or expense, except for imputed interest charges associated with our non-interest bearing installment notes payable that we issued in connection with our acquisition of TierOne.
Net loss
We incurred a net loss of ($214,372) and ($206,469) for the quarters ended September 30, 2006 and 2005, respectively, as a result of the factors described above.
We incurred a net loss of ($976,858) and ($1,084,913) for the nine months ended September 30, 2006 and 2005, respectively, as a result of the factors described above.
Liquidity and Capital Resources
Cash and cash equivalents were $469,402 and $99,760 as of September 30, 2006 and December 31, 2005, respectively. Of the $469,402 in cash and cash equivalents as of September 30, 2006, $349,088 is restricted for use in the payments of amounts due in March 2007 and March 2008 in connection with our acquisition of Tier 1.
Net cash used by operations was $901,026 and $691,533 for the nine months ended September 30, 2006 and 2005, respectively. The increase in cash used by operations was largely due to the increase in accounts receivable, which was offset by a decrease in our net loss.
Net cash used by investing activities was $1,087,982 and $16,028 for the nine months ended September 30, 2006 and 2005, respectively. The increase resulted principally from approximately $1,194,021 of cash used in the acquisition of Tier 1.

Net cash provided by financing activities increased to $2,358,650 for the nine months ended September 30, 2006 from $424,368 for the nine months ended September 30, 2005. The increase related principally to $1,790,000 of net cash proceeds from the sale of our Series A preferred stock.
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
Based on existing cash balances, working capital, efforts to secure an additional line of credit and our efforts to grow revenues while containing operating expenses so that we can achieve positive cash flows from operations, we believe that we will have sufficient funds for at least twelve months.

Pro forma — Profit from operations excluding investment and non-cash activity
In an effort to shed more light on the cash performance of the business, we provide the following summary of “profit from continuing operations”. We make an attempt to expose non cash expenses as well as one time merger and acquisition related expenses to expose the profitability of the underlying day to day business model. In this view, profit from continuing operations was $42,348 for the quarter ended September 30, 2006 and ($161,182) for the nine months ended September 30, 2006.

	Nine months ended	Three months ended
	September 30,	September 30,
	2006	2006
	(unaudited)	(unaudited)
REVENUE	$5,027,337	$2,127,211
COST OF REVENUE	3,679,398	1,575,373

GROSS PROFIT	1,347,939	551,838

GROSS OPERATING EXPENSES	2,255,210	730,995
ADJUSTMENTS TO OPERATING EXPENSES
Non-cash related expenses:
Stock-Based Compensation	379,902	142,117
Depreciation/Amortization	142,435	46,388
Bad Debt	69,200	18,000
Non cash consulting expense	65,558	15,000

Sub-total	657,095	221,505
One time M&A expenses
Legal and accounting fees	75,933	—
Filing fees	13,061	—

Sub-total	88,994	—

Total	746,089	221,505
ADJUSTED OPERATING EXPENSES	1,509,121	509,490

PROFIT (LOSS) FROM OPERATIONS	$(161,182)	$42,348

Off-Balance Sheet Arrangements
During the three and nine months ended September 30, 2006, we did not engage in any off-balance sheet arrangements.
Recently Issued Accounting Standards
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materially and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2006 annual consolidated financial statements. The Company is currently assessing the potential impact that the adoption of SAB No. 108 will have on the consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008, and management is currently assessing the potential impact that the adoption of SFAS No. 157 will have on the consolidated financial statements.
In June 2006, the FASB No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and recognition of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification , interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for the Company beginning January 1, 2007. Management is assessing the potential impact that the adoption of FIN No. 48 will have on the consolidated financial statements.
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
Item 3. Controls and Procedures
As a result of our acquisition of Tier One on March 28, 2006, there were changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended September 30, 2006. During the quarter, we continued our efforts to integrate Tier One’s bookkeeping function into our overall accounting and reporting procedures and controls structure, aligned each company’s chart of accounts to report consolidated financial results, and shifted support for our monthly and quarterly closing processes to a third party provider. Our Board of Directors also appointed Gary Allhusen, EVP, to the role of Chief Operating Officer and Principal Financial Officer.
During the course of their review of our interim financial statements for the quarters ended June 30, 2006 and September 30, 2006, our independent registered public accounting firm, Haskell & White LLP, advised management and the Audit Committee of our Board of Directors that they had identified certain material weaknesses in internal control over financial reporting. These deficiencies involve matters relating to the design or operation of internal control that, in the judgment of Haskell & White LLP, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. These deficiencies arose as a result of adjustments identified during their review process for the following items: corporate contract review and administration, revenue recognition, prepaid investor relations, accrual for payroll expense, intangible asset amortization, and stock-based compensation expense. We have identified the root causes of the deficiencies to be a poor transition of accounting responsibility from our previous part-time internal accountant, who left the Company in May 2006, to our current part-time internal accountant and our accelerated growth rate.

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

PART II
OTHER INFORMATION
Item 4. Unregistered Sales of Equity Securities
During the quarter ended September 30, 2006, the following securities were sold by us without registering the securities under the Securities Act, except as otherwise previously reported:
•	In June 2005 we entered into a financial services agreement with Ascendiant Securities, LLC. As part of the consideration to be paid for such services, we agreed to issue stock purchase warrants at the rate of 8% for any securities issued to investors introduced by Ascendiant. On July 13, 2006, we issued 10,800 warrants to Ascendiant, exercisable at $.50. These warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Ascendiant was an accredited investor as defined in Rule 501 of Regulation D at the time of issuance. They delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the certificates evidencing such shares. They represented that they had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Ascendiant represented that it had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the stock issuance. No underwriting discounts or commissions were paid in connection with the transaction.

Item 5. Other Information
On November 17, 2006, we signed a Letter of Intent to acquire Continuum Systems Pvt. Ltd, headquartered in New Delhi (Gurgaon), India. The total consideration is for approximately $1.5M including a guaranteed $500K at closing and a contingent $1M payable equally at the 1 and 2 year anniversaries of the closing subject to certain minimum financial performance requirements. At closing, the Company expects to pay $120K in cash and $380K in stock. At the 1 year anniversary of the closing, the Company expects to pay $500K in stock subject to Continuum achieving certain minimum financial performance requirements. Similarly, at the 2 year anniversary of the closing, the Company also expects to pay an additional $500K in stock subject to Continuum achieving certain minimum financial performance requirements. The closing of the acquisition is contingent upon numerous conditions, including, but not limited to, an audit of the financial statements of Continuum Systems Pvt. Ltd. and the formal execution of the underlying definitive agreements on or before January 16, 1007. The shares of common stock proposed to be issued in this transaction have not been and will not be registered under the Securities Act and may not be offered or sold in the Untied States absent registration or an applicable exemption form registration requirements.
Continuum Systems Pvt. Ltd, has more than 130 employees. Founded in 2002, and still managed by its original founding team, Continuum Systems provides (1) application services, including development, integration, re-engineering, migration and maintenance, (2) customer support, including e-mail, chat and voice, (3) business process outsourcing, including technical support, data conversion and data mining, and (4) e-services, including web design, search engine optimization and e-commerce.
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

Caneum, Inc.
Date: November 22, 2006	By:	/s/ Suki Mudan
Suki Mudan, President (Principal
Executive Officer)

Date: November 22, 2006	By:	/s/ Gary Allhusen
Gary Allhusen, Chief Operating
Officer (Principal Financial Officer)

EXHIBIT INDEX
Exhibit
Index	Description
31.1	Rule 13a-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer