Form 10KSB
period 2006-12-31
CANEUM INC
filed 2007-07-03
CIK 1118961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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
Issuer’s telephone number, including area code: (949) 273-4000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $.001
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☐ No ☑ (2) Yes ☑ No ☐
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
The registrant’s revenues for the twelve months ended December 31, 2006, were $6,988,283.
The aggregate market value of the voting stock held by non-affiliates of the registrant (5,222,353 shares) is $2,611,177, computed by reference to the last sale price of the common stock ($0.50) as of June 15, 2007.
At June 15, 2007, there were 8,212,859 shares of the registrant’s common stock outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑
DOCUMENTS INCORPORATED BY REFERENCE
None

Page

PART I	3

ITEM 1. DESCRIPTION OF BUSINESS	3

ITEM 2. DESCRIPTION OF PROPERTY	15

ITEM 3. LEGAL PROCEEDINGS	15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16

PART II	16

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	16

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	18

ITEM 7. FINANCIAL STATEMENTS	24

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	24

ITEM 8A. CONTROLS AND PROCEDURES	25

ITEM 8B. OTHER INFORMATION	26

PART III	27

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	27

ITEM 10. EXECUTIVE COMPENSATION	33

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	39

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	42

ITEM 13. EXHIBITS	44

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	46

Exhibit 2.3
Exhibit 2.5
Exhibit 10.2
Exhibit 10.4
Exhibit 10.6
Exhibit 10.11
Exhibit 10.16
Exhibit 10.17
Exhibit 10.18
Exhibit 10.19
Exhibit 10.20
Exhibit 10.21
Exhibit 10.22
Exhibit 21.1
Exhibit 23.1
Exhibit 23.2
Exhibit 23.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I
ITEM 1. DESCRIPTION OF BUSINESS
Background
We were incorporated in the State of Nevada on March 1, 2000, as Saiph Corporation. We changed our name to SaiphT Corporation on March 5, 2003, and to Caneum, Inc. on July 21, 2003. We have two wholly owned operating subsidiaries, Tier One Consulting, Inc., which operates from our Newport Beach, California, offices and Caneum India Private Limited, formerly Continuum Systems Private Limited, which operates from our offices located in Gurgaon, Delhi, India, and is owned by our wholly owned holding company formed and located in Singapore, Caneum Asia Pacific PTE LTD.
Prior to December 2002, we had no operating history. During 2003 and 2004 we commenced our core business activities of providing a broad array of business process and information technology outsourcing products and services. We earned our first significant operating revenues during the fourth quarter of 2003, at which time we ceased to be a development stage enterprise.
On March 24, 2006, we filed with the State of Nevada a Certificate of Designations, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate of Designations”) in connection with the transaction with Barron Partners, LP described below. The Certificate of Designations authorizes and designates 4,000,000 shares of our authorized preferred stock as Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). No dividends are payable with respect to the Series A Preferred Stock. The Series A Preferred Stock has only limited voting rights in the event of a proposed adverse change to the powers, preferences or rights of the Series A Preferred Stock, the proposed creation of any class of stock ranking senior as to dividends or distribution of assets upon a liquidation, a proposed amendment to our articles of incorporation or other charter documents in breach of any of the provisions of the Certificate of Designations, an increase in the number of authorized shares of the Series A Preferred Stock, or a proposal to enter into any agreement with respect to the foregoing. Upon any liquidation, dissolution, or winding-up of our company, whether voluntary or involuntary, holders of the Series A Preferred Stock are entitled to receive out of the assets of our company for each share of Series A Preferred Stock an amount equal to $0.50 before any distribution or payment is made to the holders of any junior securities. Each share of Series A Preferred Stock is convertible into one share of our common stock. Shares of Series A Preferred Stock are subject to adjustment in the event of any stock split or stock dividend, or certain equity sales.

Overview
We are a global provider of business process and information technology outsourcing services across vertical industries, including technology, energy, government, transportation, financial services, education and healthcare. We provide a suite of business strategy and planning capabilities to assist companies with their outsourcing decisions in the areas of data, network, product development, product maintenance and customer support, and fulfill our services in-house, on-shore, near-shore and off-shore, depending on the business goals and objectives of our global customers. In parallel, we are opportunistically pursuing accretive acquisitions within our core outsourcing service suite in order to broaden our core capabilities, expand our customer base and supplement our organic growth.
Our mission is to push the boundaries of innovation and global competitiveness through the borderless integration of people, process, technology and information. In order to accomplish this, we offer our customers business process outsourcing (BPO) services and information technology outsourcing (ITO) services. BPO services are comprised of the following:
•	customer support, including call centers and web agents for online and offline technical, customer and product support;

•	human resources, including benefits packages, pre-employment screening, retained and contingent recruiting and information technology centric staffing;

•	sales and marketing, including online web agents, lead generation and distribution channel expansion;

•	investor relations and public relations, including audio transcription and web development, deployment and maintenance for investor communications; and

•	finance and accounting, including data entry and back office processing.
ITO services are comprised of the following:
•	information technology enterprise software services, including architecting, integrating, deploying, migrating and maintaining front-end Sales Force Automation, back-end Enterprise Resource Planning, case management, expert system and enterprise application software packages;

•	information technology infrastructure services, including systems administration, database administration, web development, network optimization, infrastructure audits and system architecture; and

•	product development, including hardware, firmware and software coding, development and maintenance for existing product lines and next generation product prototyping.
During 2006 we expanded our customer base to more than 80 companies ranging in size from Fortune 500 on the higher end to Silicon Valley startups on the lower end. Three customers each accounted for more than 10% of our revenue. Countrywide Financial Corporation accounted for 21% of our 2006 revenues; DIRECTV accounted for 17%; and Keane accounted for 15%.

Financing and Acquisition Events in 2006
Barron Transaction
On March 24, 2006, we entered into and closed a funding agreement with Barron Partners, LP. Pursuant to the Preferred Stock Purchase Agreement which set forth the terms of the funding, we issued 4,000,000 shares of Series A Preferred Stock to Barron at $0.50 per share for gross proceeds of $2,000,000. The Series A Preferred Stock is convertible into shares of our common stock on a share-for-share basis, and is subject to adjustment in the event of certain corporate transactions. In addition, if we fail to meet certain adjusted EBIDTA targets, as defined in the agreement, for 2006 and 2007, we may be required to issue additional shares of Series A Preferred Stock to Barron, not to exceed 2,600,000 shares. Management is currently assessing if any shares are due for the year ended December 31, 2006. Pursuant to the agreement with Barron, we also issued 4,000,000 A Warrants exercisable at $0.50 per share, 2,000,000 B Warrants exercisable at $1.00 per share, and 2,000,000 C Warrants exercisable at $1.50 per share. The warrants are exercisable immediately and expire on March 24, 2010. At any time that the average closing sale price of our common stock for a period of 20 consecutive trading days equals or exceeds 200% of the then existing exercise price of the warrants, and provided that a registration statement covering the shares underlying the warrants is available for the resale of the common shares, we have the right, upon 20 days’ written notice to the warrant holders, to call the warrants for cancellation in whole or in part. Maximum potential funding pursuant to our agreement with Barron, including the purchase of the Series A Preferred Stock and assuming the exercise of all of the warrants, of which there is no assurance, is $9,000,000 before offering costs. At closing, we also paid a $50,000 due diligence fee to Barron. Since closing, Barron has converted 667,500 of the Series A Preferred Shares into a like number of common shares and has exercised 360,000 A warrants for gross proceeds to us of $180,000.
As placement agent for the funding transaction with Barron, Ascendiant Securities, LLC received $160,000 at closing and 160,000 D Warrants exercisable at $0.50 per share, 80,000 E Warrants exercisable at $1.00 per share, and 80,000 F Warrants exercisable at $1.50 per share. We have also agreed to issue to Ascendiant warrants equal to 8% of the shares issued to Barron upon any future exercise of the outstanding Barron warrants, except for warrant conversions not placed directly by Barron. Since the closing, we have issued 28,800 additional D Warrants to Ascendiant based upon 360,000 of the exercises of A Warrants by Barron. If all of the warrants are eventually exercised by Barron, we would be obligated to issue a total of an additional 291,200 D Warrants, up to 160,000 E Warrants, and up to 160,000 F Warrants to Ascendiant. We have agreed to register the common shares underlying the warrants issued at closing and the 60,000 common shares issued to Ascendiant at closing.
In connection with the closing of this funding transaction on March 24, 2006, we entered into a Registration Rights Agreement with Barron and agreed to register the common shares issuable upon conversion of the outstanding shares of the Series A Preferred Stock and the common shares issuable upon exercise of the warrants held by Barron. The registration statement was declared effective on July 5, 2006. Our agreement with Barron requires us to file a post-effective amendment within 15 trading days after the registration statement is required to be amended. Our agreement provides for liquidated damages of 30,000 common shares for every 30-day period, or portion thereof, if the Company fails to maintain effectiveness with maximum liquidity damages of 240,000 shares. As the Company failed to maintain the effectiveness of the registration statement in May 2007, the Company accrued as estimated liquidated damages $74,400 as of December 31, 2006.
In connection with the issuance of the Series A Preferred Stock, we recorded a beneficial conversion feature of $755,048 under the guidance of EITF 00-27. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the Series A Preferred Stock can convert at the date of issuance. The consideration allocated to the convertible security was based on the relative fair values of the convertible security and detachable warrants, which were issued in conjunction the preferred shares, under the guidance of EITF 98-5. The amount of the beneficial conversion has been accreted as a deemed dividend because the preferred stock is immediately convertible. The value of the beneficial conversion has been reflected as an adjustment to the net loss attributable to common shareholders on our Consolidated Statement of Operations.
The Stock Purchase Agreement for the Series A Preferred Stock also provides that the holders receive additional shares if certain EBITDA targets are not achieved. We will record an additional beneficial conversion of $490,781 if the maximum 2,600,000 shares of Series A Preferred Stock are issued.

Tier One Transaction
On March 28, 2006, we entered into and closed a Stock Purchase Agreement with Tier One Consulting, Inc. and its two shareholders, Michael A. Willner and Robert J. Morris, in which we acquired all of the outstanding shares of Tier One. As subsequently amended on November 2, 2006, the purchase price for the shares of Tier One was $2,971,700. Of the total purchase price, $1,375,000 was paid at closing, two equal installments of $687,500 are due on the first and second anniversary of the closing, and $13,333 is payable each month for 24 monthly payments. Future payments have been recorded at present value using a discount rate between 11% to 12%. As a result of the acquisition of all of the outstanding stock of Tier One from its shareholders, Tier One is now a wholly owned subsidiary of our company with Alan Knitowski, our Chairman, Gary Allhusen, our Executive Vice-President, and Robert J. Morris, our Senior Vice-President, constituting the board of directors of Tier One.
In March 2007, we amended the Tier One acquisition agreement to reduce the amount payable on the first anniversary and to restructure the payment. The first anniversary payment was offset by $1,975 and reduced to $685,525. On March 28, 2007, we paid a total of $341,775 to Messrs Willner and Morris, with the balance of the adjusted first anniversary payment payable in installments of $10,000 each per month beginning April 1, 2007. The unpaid balance will bear interest at 8% per annum and we have agreed to use our best efforts to increase the amount of the monthly payments and to prepay the balance prior to December 31, 2007.
Effective with the closing of the transaction with Tier One, we entered into two-year full-time employment agreements with Messrs. Willner and Morris and appointed them Senior Vice-Presidents of our company. Each employment agreement, as subsequently amended in November 2006, provides for a base salary of $120,000 and each person was granted options to purchase 1,000,000 shares of our common stock pursuant to our existing Stock Option/Stock Issuance Plan at $0.83 per share. The options vest at the rate of 1/16th per calendar quarter beginning with the quarter ended March 31, 2006, with the first 62,500 options having vested on March 31, 2006, subject to early exercise provisions and early vesting in the event of a corporate transaction and in the event the person dies or is disabled, or if we terminate him without cause.
Tier One is an information technology services and solutions company. It was founded in 2003 and was managed by Messrs. Willner and Morris. At the time of purchase, it had over 40 customers, including commercial and government entities. Representative vertical industries associated with Tier One’s customer base included automotive, banking, communications, consumer goods, energy, financial services, insurance, government, media and entertainment, medical, technology, and utilities. The company is now fully integrated into our service offerings and operations.

Caneum India Private Limited Transaction
On December 29, 2006, we entered into a series of transactions in connection with the acquisition of Continuum Systems Private Limited, an Indian corporation now known as Caneum India Private Limited. Through our wholly owned subsidiary, Caneum Asia Pacific PTE. LTD. formed by us in Singapore on December 21, 2006, we acquired 55% of Continuum on December 31, 2006, and entered into an agreement on December 31, 2006, to acquire the remaining 45% on or before June 30, 2007. At closing on December 31, 2006, we purchased 45% of the outstanding stock of Continuum from Iain Allison, the Director of Strategic Alliances for Continuum, for a total of 446,691 shares of our common stock pursuant to a Stock-for-Stock Exchange Agreement dated December 29, 2006, and we purchased 10% of Continuum’s outstanding stock from Neeraj Sehgal, the Director of IT Solutions for Continuum, for 25,735 shares of common stock and $50,000 pursuant to a Stock Purchase Agreement dated December 29, 2006. On December 29, 2006, we also deposited 82,989 common shares towards the 45% of the stock to be acquired from Mr. Lindorff. On May 30, 2007, we obtained necessary regulatory approval in India and on June 6, 2007, we acquired the remaining 45% of the stock from Mr. Lindorff for 260,761 additional shares of our common stock and $70,000 in cash.
As a result of the closing on December 31, 2006, of the Stock-for-Stock Exchange Agreement with Mr. Allison and the Stock Purchase Agreement with Mr. Sehgal, Continuum became a majority owned subsidiary of Caneum Asia Pacific, which is a wholly owned subsidiary of Caneum. As a result of the closing of the stock swap agreement with Mr. Lindorff on June 6, 2007, we acquired the remaining 45% interest and Continuum became a wholly owned subsidiary of Caneum Asia Pacific. Also as a result of the initial closing, and pursuant to the terms of the acquisition agreements, Suki Mudan, our President, and Gary Allhusen, our COO, were appointed to and serve as directors of Caneum India with Mr. Lindorff.
Effective with the closing of the acquisition agreements, we entered into a two-year renewable Marketing Agreement dated December 31, 2006, with Mr. Allison whereby we have agreed to compensate him with commissions of 8% on all sales by Caneum India up to $2,000,000 that he sources and 10% top line commission on all sales in excess of $2,000,000. We have also agreed to provide him with incentive payments of our common stock over the term of the Marketing Agreement. We have agreed to grant him an incentive bonus of 297,794 shares of common stock payable on December 31, 2007, and 248,162 shares payable on December 31, 2008. The incentive bonuses are subject to certain conditions. If Caneum India fails to generate gross revenue for the twelve-month period ending December 31, 2007, or for the twelve-month period ending December 31, 2008, equal to or greater than the gross revenue generated by Continuum during the twelve-month period ended December 31, 2006, then the number of shares of common stock to be delivered to Mr. Allison for the first and second year payments will be proportionately reduced. Also, if the Marketing Agreement is terminated by us for cause on or before the first or second anniversary of the agreement, any unpaid incentive payment or payments will be forfeited. In the event of certain corporate transactions which result in a change of control of our company, the incentive payments may become immediately due and payable.

Also effective with the closing of the acquisition agreements, Continuum entered into a two-year renewable employment agreement with Neeraj Sehgal to continue his services as Director of IT Solutions at an annual base salary of Rs.549,600 (approximately $12,500) and granted him 100,000 options under our 2002 Stock Option/Stock Issuance Plan. The options are exercisable at $0.59 per share and are subject to vesting at the rate of 1/4 of the granted options after one year and 1/48th of the granted options per month thereafter. In addition, we also agreed to provide him with incentive payments of our common stock over the term of the employment agreement. We granted him an incentive bonus of 66,177 shares of common stock payable on December 31, 2007, and 55,147 shares payable on December 31, 2008. The incentive bonuses are subject to the same terms as the incentive stock bonuses granted to Mr. Allison above.
On December 31, 2006, Continuum entered into a two-year renewable employment agreement with Jesper Lindorff to continue his services as Chief Executive Officer at an annual base salary of Rs.789,600 (approximately $18,000) and 150,000 ten-year options under our Plan. The options are exercisable at $0.59 per share and are subject to vesting at the rate of 1/4 of the granted options after one year and 1/48th of the granted options per month thereafter. On March 20, 2007, we also entered into a two year renewable consulting agreement with Burdock Inc., a Saint Vincent & the Grenadines company formed by Mr. Lindorff, at a monthly fee of $3,000 per month as well as a signing bonus of $70,000 in addition to the 82,989 previously issued shares of our common stock. We also granted Burdock Inc, an incentive bonus of 297,794 shares of our common stock payable on December 31, 2007, and 248,162 shares payable on December 31, 2008. The incentive bonuses are subject to the same terms as the incentive stock bonuses granted to Mr. Allison and Mr. Sehgal above.
Caneum India is an approximately 120-person Indian company located in New Delhi (Gurgaon), India. It provides services in four primary areas: Application services, including development, integration, re-engineering, migration and maintenance; customer support, including email, chat and voice; BPO, including technical support, data conversion, and data mining; and e-service, including web-designing, search engine optimization, and e-commerce. Continuum’s customer base includes companies from Sweden, Switzerland, the United Kingdom, Nigeria, India, Mauritius, Indonesia and the United States.
Recent Events
On February 12, 2007, we and our wholly owned subsidiary, Tier One Consulting, Inc., entered into a Business Financing Agreement with Bridge Bank, National Association that provides for a $1,500,000 revolving line of credit. The effective date of the agreement was January 24, 2007, and it expires on January 24, 2008, unless terminated earlier by the bank. Under this line of credit, the bank will make advances to us not exceeding the lesser of (i) $1,500,000 or (ii) 80% of the eligible accounts receivable; provided that at any time the bank may establish a percentage of eligible accounts receivable greater or lesser than 80%. We paid a $15,000 facility fee to the bank for entering into the credit agreement. Advances made under the line of credit will bear interest at the prime rate as published by the Wall Street Journal plus 1.75 percentage rate. Advances made under the line of credit are repayable in full on January 24, 2008, and advances may be repaid and re-borrowed during the term of the agreement. We have also entered into a lockbox agreement whereby the bank will deposit all collections made on receivables. At our discretion, all collections received by the bank may either be credited to our account at the bank or applied to repayment of advances or any other obligations to the bank.

The line of credit agreement contains affirmative covenants by us to maintain our corporate existence and good standing, to pay our taxes in a timely manner, maintain our primary depository and operating accounts with the bank, maintain adequate business insurance, and provide the bank with certain financial and other information during the term of the agreement. It also contains certain covenants that, subject to certain exceptions, limit, among other things, our ability and the ability of Tier One from:
•	incurring additional indebtedness;

•	merging or consolidating with or into any other business organization;

•	acquiring all or substantially all of the capital stock or property of a third party without the prior consent of the bank;

•	permitting our asset coverage ratio to be less than certain bench mark amounts, as set forth in the agreement; and

•	failing to maintain a rolling three-month performance of a designated percentage of our annual operating projections.
Amounts outstanding under the agreement may become immediately due and payable, at the option of and upon notice by the bank, upon the occurrence of specified events, including, among other things: our failure to pay any obligations under the agreement that have become due; the furnishing by us of false or misleading information or representations; the bankruptcy of or the appointment of a receiver for us; the entering of a judgment against us; a material adverse change in our business condition or operations; our default or failure to perform under certain agreements; a change of control; or any other breach of the agreement.
In connection with obtaining the line of credit, on February 12, 2007, we and Tier One each entered into an intellectual property security agreement with the bank, pursuant to which we granted to the bank a security interest in certain of our intellectual property assets. In addition, Robert J. Morris and Michael A. Willner, two of our executive officers and former sole shareholders of Tier One, each entered into an agreement with the bank, pursuant to which they subordinated to the bank any security interest or lien that they may have in any of our property or the property of Tier One.
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
Our Business Acquisition Strategy
Acquisition Targets
Management continues to seek potential acquisition candidates. Although we have issued non-binding letters of intent, we currently have no binding agreements with any of these companies. Any potential acquisition is subject to the approval of Bridge Bank, as discussed above.

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
Management anticipates that while the Tier One acquisition was a cash-for-stock purchase agreement, future acquisitions would be funded primarily through the issuance of our shares along with a small percentage amount of cash similar to our latest acquisition of Continuum Systems.. The anticipated result of such acquisitions would be to provide additional business process and information technology products and services and/or to augment our current staff. We seek to acquire mature, quality companies with sound financials, intriguing capabilities, a loyal customer base and talented management teams that have a passion for what they are doing and want to continue to run and grow their companies.
We primarily seek to acquire mature, cash flow positive, profitable companies however, we are also interested in identifying additional growth opportunities that are not currently being addressed within the individual company’s business plan. We evaluate these opportunities for the potential to infuse additional capital to fund growth.
Selection Criteria for Acquisition Targets
Prospective acquisitions will be selected for their profitability, capability, technology, market position, customer base and management teams. Our current general acquisition criteria consist of targeting private companies with less than $10,000,000 in annual revenues, little or no debt and no cash flow problems. We will seek target companies with strong management teams that desire to continue to run and grow their companies and that also have existing products and services with recurrent revenue streams. We will also seek companies with a stable customer base which compliments our current outsourcing business.
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

Employees
At June 15, 2007, we had 119 full-time employees. Our corporate headquarters and U.S. operations include our President, Suki Mudan, our Executive Vice President and Chief Operating Office, Gary Allhusen, our two Senior Vice Presidents, Michael Willner and Robert Morris and five other sales, recruiting and administrative personnel. One of our directors, Alan S. Knitowski, provides consulting services on a regular part-time basis. Caneum India includes our Managing Director, Jesper Lindorff, our Director of IT Services Neeraj Sehgal, and 110 other full-time employees consisting of project managers, software engineers and customer support personnel.
ITEM 2. DESCRIPTION OF PROPERTY
Our administrative offices, consisting of approximately 1,841 square feet of office space, are located at 170 Newport Center Drive, Suite 210, Newport Beach, California. We sublease this office space from Cygni Capital LLC. The sublease, dated October 25, 2006, expires on September 8, 2007. Monthly lease payments for the space are $4,592.
We presently have three separate offices for our India operations, representing a total of approximately 7,700 square feet of office space located in Gurgaon, Delhi, India. Monthly lease payments for the total space are approximately $6,310 based upon the current exchange rate. The current leases on this space expire beginning February 28, 2008, thorough June 3, 2009. Management has determined that this space is inadequate to meet the current and future growth needs of the company. In order to consolidate our operations in India, to provide adequate work space for our current employees, and to accommodate future growth, we have signed a letter of intent to lease new office space in India consisting of 23,000 square feet of office space with a projected move-in date of October 31, 2007. We estimate that the new facilities will accommodate up to 350 personnel. The number of new employees that we hire over the next year will be dependent upon a number of factors, including the availability and retention of qualified employees and our ability to recruit and manage such a significant increase in personnel. Management is still assessing and evaluating its growth plans in India. If we complete the negotiations for this new office space, we anticipate that our lease payments for this new facility would be approximately $35,000 per month at the present exchange rate.
ITEM 3. LEGAL PROCEEDINGS
On November 13, 2006, we filed a compliant in the Superior Court of the State of California for the County of Orange (Case No. 06 CC 11922), against Innofone, Inc. for breach of contract. This matter involves a claim for services performed by us for Innofone from January 1, 2006, through June 30, 2006. We are claiming $198,203 in damages for these services, plus late fees under the agreement of 1.5% per month, plus interest and costs. Innofone filed an answer denying our allegations and claiming specific defenses to our allegations. It also filed a cross-complaint against us for breach of contract and fraud and for declaratory relief based on allegations that our services were not workmanlike and that our product was not suitable for use by Innofone. Innofone is seeking in excess of $25,000, plus punitive damages and costs. A trial date of November 29, 2007 has been set.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2006.
PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our shares were quoted on the OTC Electronic Bulletin Board from July 12, 2004 to May 21, 2007; prior to this date, there was no public market for our common stock. Our common stock is currently quoted by the Pink Sheets and traded with the trading symbol of “CANM.” The table below sets forth for the periods indicated the high and low sales prices as reported by various private services on the Internet. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2005	First	$2.20	$1.25
	Second	$1.73	$1.05
	Third	$1.29	$0.70
	Fourth	$1.00	$0.65
FISCAL YEAR ENDED DECEMBER 31, 2006	First	$1.04	$0.70
	Second	$0.89	$0.60
	Third	$0.81	$0.67
	Fourth	$1.23	$0.55
FISCAL YEAR ENDING DECEMBER 31, 2007	First	$0.75	$0.47

Holders
At June 15, 2007, we had 127 shareholders of record as reported to us by our transfer agent. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as our transfer agent for our common stock.
Dividend Policy
Since our inception we have not paid any cash dividends on our common stock and we do not anticipate that we will pay dividends in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.
We currently have outstanding a class of preferred stock designated as Series A Preferred Stock. We are not obligated to pay any dividends on the Series A Preferred Stock, but we have agreed that no dividends will be paid by us on the common stock while the Series A Preferred Stock is outstanding.
Unregistered Sales of Equity Securities
During the year ended December 31, 2006, the following securities were sold by us without registering the securities under the Securities Act, except as otherwise previously reported:
•	In June 2005 we entered into a financial services agreement with Ascendiant Securities, LLC. As part of the consideration to be paid for such services, we agreed to issue stock purchase warrants at the rate of 8% for any securities issued to investors introduced by Ascendiant. On December 29, 2006, we issued 12,000 warrants to Ascendiant, exercisable at $.50. These warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Ascendiant was an accredited investor as defined in Rule 501 of Regulation D at the time of issuance. They delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the certificates evidencing such warrants. They represented that they had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Ascendiant represented that it had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the stock issuance. No underwriting discounts or commissions were paid in connection with the transaction.

•	In March 2006, pursuant to the terms of the Preferred Stock Purchase Agreement with Barron Partners LP, we issued 4,000,000 shares of convertible Series A Preferred Stock, 4,000,000 A Warrants exercisable at $.50 per share, 2,000,000 B Warrants exercisable at $1.00 per share, and 2,000,000 C Warrants exercisable at $1.50 per share. The Series A Preferred Stock is convertible at the rate of one share of common stock for each share of preferred stock converted. In 2006 Barron Partners converted a total of 667,500 shares of Series A Preferred Stock into 667,500 shares of our common stock as follows:

Number of
Date	Shares
July 6, 2006	300,000
July 13, 2006	67,500
December 27, 2006	300,000
Also in 2006, Barron Partners exercised a total of 360,000 warrants for gross proceeds of $180,000 as follows:

Number of
Date	Shares
July 13, 2006	135,000
September 25, 2006	75,000
December 28, 2006	100,000
December 29, 2006	50,000
All of the common shares issued upon the conversion of the Series A Preferred Stock or exercise of the warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 3(a)(9) and/or Section 4(2) or 4(6) of the Act. Except for the additional warrants issued to Ascendiant set forth above, no commission or other remuneration was paid or given directly or indirectly in connection with the exchange transaction.
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

Background
Our company was incorporated in Nevada on March 1, 2000, as Saiph Corporation for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. On March 5, 2003, we filed Amended Articles of Incorporation changing our name to SaiphT Corporation. On July 21, 2003, we changed our name to Caneum, Inc. Prior to December 2002 we had no operating history.
We are a global provider of business process and information technology outsourcing products and services across vertical industries including technology, energy, government, transportation, financial services, education and healthcare. We provide a suite of business strategy and planning capabilities to assist companies with their outsourcing decisions in the areas of data, network, product development, product maintenance and customer support, and we fulfill our services in-house, on-shore, near-shore and off-shore depending on the business goals and objectives of its global customers. In parallel, we are opportunistically pursuing accretive acquisitions within our core outsourcing product and service suite in order to broaden our core capabilities, expand our customer base, and supplement our organic growth.
We expect to continue to grow in three ways: first, through the further sales and marketing of our business process and information technology outsourcing services; second, through the integration of our recent purchase of Continuum Systems offering its offshore development capabilities to our existing customer base; and third, through the acquisition of other business process and information technology outsourcing companies that add to our core capabilities and our available customer base to sell outsourcing services.
Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”), resulting in a change in our method of recognizing share-based compensation expense. We now record compensation expense for our employee stock option plan. For additional information see Footnote 10 (Share-based Compensation) to our Consolidated Financial Statements.
We derive our revenue primarily from the sale of services. Revenue is recognized as services are performed in accordance with all applicable revenue recognition criteria. For these transactions we apply the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” We recognize revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured.

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
Results of Operations
Revenue
Revenue was $6,988,283 and $2,175,271 for the years ended December 31, 2006 and 2005, respectively, representing an increase of $4,813,012 or 221%. Of the $4,813,012 increase, $3,675,800 is attributable to customers obtained with the TierOne acquisition. Our increased marketing effort has resulted in several Business Process and IT Outsourcing contracts which have occurred this year and continue to generate revenue. This is the first full year for which the contracts with Countrywide and DIRECTV have been ongoing. We also contracted with other customers which have potential to generate greater revenue in future quarters. During the year ended December 31, 2006, we had three customers that each accounted for at least 10% of sales. Countrywide Financial Corporation accounted for 21% of our 2006 revenues, DIRECTV accounted for 16%, and Keane accounted for 16%. For the prior year, we had one customer, Countrywide Financial Corporation, which accounted for at least 10% of our annual revenue.
Cost of revenue and gross profit
Cost of revenue was $5,343,193 and $1,676,112 for the years ended December 31, 2006 and 2005, respectively, representing an increase of $3,667,081 or 219%. The increase in absolute dollars was due to the increased activity stated above. The resulting gross margin margins were 23.5% and 22.9% for the years ended December 31, 2006 and 2005, respectively. The increase in the gross margin is primarily due to the fact that we sold more offshore project work and placed more permanent hires, both with higher margins.
Operating expenses
Operating expenses were $3,570,661 and $1,775,041 for the years ended December 31, 2006 and 2005, respectively, representing an increase of $1,795,620 or 101.2%. Although operating expenses increased in absolute dollars, such cost decreased substantially as a percentage of revenue from 82% in 2005 to an improved 51% in 2006. The major components of the increase were an increase in stock based compensation expense of $125,146, an increase in compensation and benefits of $699,077 an increase in professional fees of $109,970 as well as an increase in bad debt expense. Bad debt expense was $343,691 and $87 for the years ended December 31, 2006 and 2005, respectively, representing an increase of $343,604. We increased our reserve for bad debts to $206,000 related to a contract dispute with Innofone currently in litigation and for various receivables beyond 90 days past due where management believes there are potential risks in collections. In addition we incurred $202,300 of amortization expense for acquired intangibles primarily related to the TierOne acquisition.

Payroll and related expenses were approximately 38% of the operating expenses and amounted to $1,340,665 and $812,814 for the years ended December 31, 2006 and 2005, respectively. The increase of $527,841 or 65% resulted from the acquisition of Tier One and the addition of two more recruiting personnel.
Stock based compensation expense was approximately 18% of operating expenses and amounted to $657,062 and $531,916 for the years ended December 31, 2006 and 2005, respectively. This increase of $125,146 resulted largely from options being granted and earned by employees and consultants over the requisite years.
We calculate the cost of being public to include legal and external auditor fees, filing fees and investor relations. The cash-based expenses were approximately 16% of the operating expenses and amounted to $568,934 and $334,855 for the years ended December 31, 2006 and 2005, respectively. This increase of $234,079 resulted largely from increased audit and legal fees associated with our SEC filings and increased legal and accounting activities associated with the two acquisitions we closed in 2006.
Net loss
We had net losses of $2,040,754 and $1,274,945 for the years ended December 31, 2006 and 2005, respectively. A significant portion of these losses can be attributed to building the operating company we have today. With this operating structure in place, we expect additional sales contracts will result in increasing gross profit throughout 2007 and as a result, a narrowing of our losses substantially.
Liquidity and Capital Resources
Cash and cash equivalents were $335,202 and $99,760 as of December 31, 2006 and 2005, respectively. The increase in cash and cash equivalents was a result of the cash raised from financing activities. We also received $125,254 from our stock acquisition of Continuum.
Net cash used in operations of $1,037,400 for the year ended December 31, 2006 was very comparable to cash used in operations of $1,039,600 for the prior year period. In both years, a primary use of cash has been increases in accounts receivable related to revenue growth. Backing out non-cash charges from the net loss reported for the year ended December 31, 2006 results in a calculated cash loss of $704,000. This is also very compatible with a cash loss of $741,600 calculated for the year ended December 31, 2005 after backing out non-cash charges.
Net cash used by investing activities was $1,246,000 in 2006. This was predominantly cash used to acquire TierOne. In comparison net cash used by investing activities in 2005 were only $16,028.

Net cash provided by financing activities was $2,518,840 and $648,583 for the years ended December 31, 2006 and 2005, respectively. During the years ended December 31, 2006 and 2005, we raised gross proceeds of $350,004 and $490,500 respectively, from the issuance of common stock. During the year ended December 31, 2006, we received $132,250 from the exercise of options and $180,000 from the conversion of warrants.
On March 24, 2006, we entered into and closed a funding agreement with Barron Partners, LP (“Barron”). Pursuant to the Agreement, we issued 4,000,000 shares of Series A Preferred Stock to Barron at $0.50 per share for gross proceeds of $2,000,000. These proceeds were used to fund the purchase of Tier One and for general corporate purposes. On December 31, 2006 we acquired 55% of Continuum Systems for stock and $50,000 in cash. This cash amount was not paid until January 2007. As of that date, Continuum’s cash balance was $125, 254. On February 12, 2007, we entered into a Business Financing Agreement with Bridge Bank, National Association that provides for a $1,500,000 revolving line of credit. While all of these transactions are more fully described elsewhere, management believes that the funding and acquisition will enable us to attain a cash neutral position within the next year.
Additionally, we may continue to compensate employees with equity incentives, where possible, and continue to utilize equity instruments to compensate existing and new employees hired to minimize cash outlays.
During future years, we may seek additional funding to finance future acquisitions. The amount and timing of such capital transactions are not yet known and will depend largely on our operating needs and the cost to acquire new information technology companies. Our ability to secure this additional funding given present market conditions is uncertain, as is the financial effect any such funding may have on our capital structure or operating results. A covenant in our financing agreement with Barron Partners required our company to hit an adjusted EBITDA per share of $0.04 for 2006. In the event our company’s Adjusted EBITDA, as defined in the agreement, for the year ended December 31, 2006, is less than $0.04 per share on a fully-diluted basis, then we would be required to issue to Barron additional Preferred Shares based on the number of Preferred Shares owned by Barron on April 24, 2006. In the event the Company’s Adjusted EBITDA for the year ended December 31, 2006, is less than $0.04 per share on a fully-diluted basis, then the Company shall issue to the Investor additional Preferred Shares based on the number of Preferred Shares owned by the Investor on the Calculation Date (as defined below) equal to the proportional reduction in Adjusted EBITDA. For example if the earnings are $0.038 per share (5% Decline), and the Investor owns 4,000,000 Preferred Shares, then the Company shall issue to the Investor 200,000 additional Preferred Shares. In addition to any adjustment pursuant to the above portion of Section 6.15 of this Agreement, in the event the Company’s Adjusted EBITDA for the year ended December 31, 2007, is less than $0.08 per share on a fully-diluted basis, then the Company shall issue to the Investor additional Preferred Shares based on the number of Preferred Shares owned by the Investor on the Calculation Date (as defined below) equal to the proportional reduction in Adjusted EBITDA. For example if the earnings are $0.076 per share (5% Decline), and the Investor owns 2,000,000 of the Preferred Shares on the Calculation Date, then the Company shall issue to the Investor 100,000 additional Preferred Shares. Adjusted EBITDA results due for 2006 are owed to Barron five days after the 10KSB filing. The status of this adjustment has not been determined at this time. The maximum additional preferred shares that could be issued is 2,600,000 shares. The Preferred shares are convertible 1:1 into common shares.

“Adjusted EBITDA” means earnings before interest, taxes, depreciation, and amortization, and is adjusted to add back into earnings the following items: (1) non-cash stock based compensation associated with expensing stock options according to GAAP and FASB requirements for calendar years 2006 and 2007; (2) all cash and non-cash expenses associated with individual M&A transactions throughout the named period, including any non-cash charges associated with the Barron financing transaction (including, but not limited to, those that may be assessed against the convertible preferred stock and warrants and any due diligence fees) and also including the Ascendiant fees, for calendar years 2006 and 2007; and (3) the one-time $137,500 investor relations expense above and beyond normal investor relations programs recognized in calendar year 2006
Fully-diluted Adjusted EBITDA Per Share is based on the number of outstanding shares of Common Stock plus all shares of Common Stock issuable upon conversion of all outstanding convertible securities and upon all outstanding warrants, options and rights, regardless of whether (i) such shares would be included in determining diluted earnings per share, (ii) such convertible securities are subject to a restriction or limitation on exercise (iii) such options are vested or not vested, (iv) such options are out of the money or in the money and (v) such options are owned by employees or non-employees. Notwithstanding the foregoing, the parties agreed that in the event a reasonable business opportunity becomes available to the Company which would have the effect of benefiting the Company, but which would cause the Company not to meet its Adjusted EBITDA obligation, the Investor and the Company shall in good faith negotiate a reasonable adjustment or waiver to the adjustment.
Off-Balance Sheet Arrangements
During the twelve months ended December 31, 2006, we did not engage in any off-balance sheet arrangements.
Recent Accounting Pronouncements
In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No.123 (Revised), Shared-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123R requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for award. This standard requires the expensing of all share-based compensation including options, using the fair value based method. We adopted 123R under the modified prospective basis on January 1, 2006.

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
ITEM 7. FINANCIAL STATEMENTS
The financial statements required by this item are set forth immediately following the signature page of this annual report.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On December 8, 2006, Haskell & White LLP, resigned as our independent registered public accounting firm. The stated reason for the resignation of Haskell & White was that we no longer met the client’s profile of their accounting firm. The reports of Haskell & White with respect to our financial statements for the fiscal years ended December 31, 2005 and 2004 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. From December 8, 2003, the date Haskell & White was appointed as our independent auditors, through the date of Haskell & White’s resignation, there were no disagreements between us and Haskell & White on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Haskell & White, would have caused Haskell & White to make reference to the subject matter of the disagreements in connection with its report on our financial statements for such years.
On January 24, 2007, we engaged LevitZacks, Certified Public Accountants, as Caneum’s new independent registered public accounting firm. During our two most recent fiscal years and through the date of this report, neither the Company, nor anyone on its behalf, has consulted with LevitZacks regarding either (i) the application of accounting principles to a completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither written nor oral advice was provided that was an important factor considered by the Company in reaching a decision as to accounting, auditing, or financial reporting issues; or (ii) any matter that was the subject of a disagreement or event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES
Internal Control Over Financial Reporting
As a result of our acquisition of Tier One on March 28, 2006, there were changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2006. During the year, we continued our efforts to integrate Tier One’s bookkeeping function into our overall accounting and reporting procedures and controls structure, aligned each company’s chart of accounts to report consolidated financial results, and shifted support for our monthly and quarterly closing processes to a third party provider. Our Board of Directors also appointed Gary Allhusen, Executive Vice President, to the role of Chief Operating Officer and Principal Financial Officer.
During the course of their review of our interim financial statements for the quarters ended June 30, 2006 and September 30, 2006, our independent registered public accounting firm at the time, Haskell & White LLP, advised management and the Audit Committee of our Board of Directors that they had identified certain material weaknesses in our internal control over financial reporting. These deficiencies involved matters relating to the design or operation of internal control that, in the judgment of Haskell & White, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. These deficiencies arose as a result of adjustments identified during their review process for the following items: corporate contract review and administration, revenue recognition, prepaid investor relations, accrual for payroll expense, intangible asset amortization, and stock-based compensation expense. We have identified the root causes of the deficiencies to be the poor performance of several previous part-time accountants supporting the company, one who left the Company in May 2006 and the other who left the company in November 2006, and the lack of a full-time, dedicated Vice President of Finance and Accounting.
We are undertaking steps to remedy these deficiencies including the following:
•	We implemented a monthly review and sign-off process on all accrual and amortization entries by the Principal Financial Officer for the accounts listed above

•	We created the position of Vice President of Finance and Accounting responsible for day to day accounting activities, financial reporting and assisting Principal Financial Officer with the preparation of our financial statements. However, we are still in the process of filling this position as the candidate we hired in February, 2007 has resigned for unforeseen personal and serious medical issues

•	We implemented standard operating procedures and processes for monthly revenue recognition, expense accruals, prepayments and stock-based compensation

•	We implemented expense control procedures including analysis of potential outsourced opportunities including, but not limited to, human resources, marketing, and accounting.
We have discussed our corrective actions and future plans with our Audit Committee and LevitZacks, our current independent registered public accounting firm, and, it is our expectation that the implementation of these procedures and systems will assist us in making our internal controls over financial reporting effective.
Other than the changes noted above, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has significantly affected, or is reasonably likely to significantly affect, our internal control over financial reporting.
Under current SEC guidelines, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”), as provided in Item 308T of Regulation S-B, will be effective, in part, for our year ending December 31, 2007. In order to comply with the Act, we will undertake a comprehensive effort, which may include documentation and testing of the design and operation of our internal control using the guidance published by the Securities and Exchange Commission in December 2006. During the course of these activities, we may identify certain internal control matters that management believes should be improved. These improvements will likely include further formalization of existing policies and procedures, improved segregation of duties, additional information technology systems controls and additional monitoring controls. Because management has not presently determined whether these matters will result in material weaknesses being identified in the Company’s internal control as defined by the Public Company Accounting Oversight Board (United States), no assurances can be given regarding the outcome of these efforts at the present time.
Disclosure Controls and Procedures
Further, our management has evaluated, under the supervision and with the participation of our President and Chief Operating Officer/Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our President and Chief Operating Officer/Principal Financial Officer have concluded that our disclosure controls and procedures were inadequate, need to be strengthened and were not effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. During the year, we took various steps to maintain the accuracy of our financial disclosures, and improve company internal controls over financial reporting. As discussed above, many of these steps have been implemented. It is our expectation that the implementation of these procedures and systems will assist us in making our disclosure controls and procedures and internal controls over financial reporting effective.

ITEM 8B. OTHER INFORMATION
On June 25, 2006, our Compensation Committee approved an amendment to the employment agreement dated March 17, 2004, of Gary Allhusen, our Chief Operating Officer. The amendment, dated June 22, 2006, extended the initial term of the original employment agreement through March 29, 2008. As consideration for Mr. Allhusen entering into the amendment, we granted to him 250,000 ten-year incentive stock options under our 2002 Stock Option/Stock Issuance Plan. The options are exercisable at $0.67 per share and shall vest as follows: 1/16th at the end of each three-month period beginning on the date of grant, subject to early exercise, and immediately in the event of a Corporate Transaction, as defined in the Plan. Also, on June 22, 2006, Mr. Allhusen was appointed as our Principal Financial Officer and Principal Accounting Officer. These events were reportable during second quarter of 2006 under Items 1.01 and 5.02 of Form 8-K.
On September 29, 2006, our Compensation Committee approved an amendment to the employment agreement dated October 28, 2003, of Alan S. Knitowski, our Chairman. The amendment, dated September 29, 2006, extended the initial term of the original employment agreement through March 31, 2008. It also amended the performance bonus section of the agreement to provide for eligibility to receive bonuses ranging from nothing to 100% of his base salary, rather than from 25% to 100% as provided in the original employment agreement. As consideration for Mr. Knitowski entering into the amendment, we granted to him 125,000 ten-year incentive stock options under our 2002 Stock Option/Stock Issuance Plan. The options are exercisable at $0.70 per share and shall vest as follows: 1/6th per quarter for six quarters beginning fourth quarter 2006. The parties also agreed that if a new employment agreement is entered into prior to April 30, 2008, we will grant to Mr. Knitowski a new stock option award and a signing bonus of between 25% and 150% of his base salary paid at our option either in cash or stock. This event was reportable during fourth quarter of 2006 under Item 1.01 of Form 8-K.
Also on September 29, 2006, our Compensation Committee approved an amendment to the employment agreement dated October 28, 2003, of Suki Mudan, our President. The amendment, dated September 29, 2006, extended the initial term of the original employment agreement through March 31, 2008. It also amended the performance bonus section of the agreement to provide for eligibility to receive bonuses ranging from nothing to 100% of his base salary, rather than from 25% to 100% as provided in the original employment agreement. As consideration for Mr. Mudan entering into the amendment, we granted to him 125,000 ten-year incentive stock options under our 2002 Stock Option/Stock Issuance Plan. The options are exercisable at $0.70 per share and shall vest as follows: 1/6th per quarter for six quarters beginning fourth quarter 2006. The parties also agreed that if a new employment agreement is entered into prior to April 30, 2008, we will grant to Mr. Mudan a new stock option award and a signing bonus of between 25% and 150% of his base salary paid at our option either in cash or stock. This event was reportable during fourth quarter of 2006 under Item 1.01 of Form 8-K.

PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Executive Officers, Directors, and Significant Employees
The following table sets forth as of May 10, 2007, the name, age, and position of our executive officers and directors, as well as certain significant employees:

			Director
Name	Age	Position(s)	Since
Suki Mudan	58	President and Director	2002
Gary D. Allhusen	45	Executive Vice-President & Chief Operating Officer	—
Alan S. Knitowski	38	Chairman	2003
Luan Dang	35	Vice-Chairman	2005
Robert F. Mitro	66	Director	2003
Avtar Singh Ranshi	59	Director	2003
Michael A. Willner	52	Senior Vice-President	—
Robert J. Morris	37	Senior Vice-President	—
Jesper Lindorff	35	CEO of Caneum India Pvt Ltd	—
Neeraj Sehgal	34	CTO of Caneum India Pvt Ltd	—
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
Set forth below is certain biographical information regarding our current executive officers and directors:
Suki Mudan has been the President since August 1, 2002. Mr. Mudan was the COO and Venture Partner of IP Capital Partners in La Jolla, California from 2001 to 2002. IP Capital Partners was focused on identifying and creating value in early to mid stage technology companies that are poised to become future leaders in their specific market segments. IP Capital leverages its access and special ties to the region’s universities and research centers with its deep business community and industry contacts to identify and facilitate the growth of next generation technology companies. From 1998 to 2001 Mr. Mudan was a senior consultant at Nextera Interactive, a technology and management consulting company that was part of Knowledge Universe. In 1985, he founded Comwave Inc., originally a Packet Data radio company and subsequently a fax broadcasting company that was acquired by a publicly traded company in 1994. In his capacity as CEO, he led the company from a small UK based company to becoming a global company with offices in various countries interconnected by a private data network. Previously, from 1981 to 1985, Mr. Mudan was a strategy consultant with Booz Allen and Hamilton. Mr. Mudan graduated in Chemical Engineering from Imperial College, London University and holds a Masters degree in Management Studies from Balliol College, Oxford University.

Gary D. Allhusen was appointed as our Executive Vice-President on March 17, 2004, and as our COO on June 22, 2006. From February 2003 until March 2004, Mr. Allhusen was a Director in the Communications Industry Practice with EDS selling and delivering large transformational consulting and outsourcing programs. Mr. Allhusen also set up EDS’ strategic transformational outsourcing practice focused on the business and information technology transformational outsourcing market. From July 2000 through January 2003 Mr. Allhusen was a Principal with A. T. Kearney, a high value management consulting firm and subsidiary of EDS. While at A. T. Kearney, Mr. Allhusen focused on providing information technology strategy and alignment consulting services to large multi-national organizations. He was also responsible for embedding business process transformation and information technology operational excellence services into large EDS outsourcing deals. Major clients of Mr. Allhusen included Sprint, Bechtel, i2 Technologies, Hewlett-Packard, Boeing, Solar Turbines, Jet Propulsion Laboratory, Warner Brothers Studios, and Warner/Elektra/Atlantic. From June 1994 until July 2000, he was employed by Ernst & Young LLP. From June 1989 through May 1994, he was employed by Hughes Space and Communications Company and from August 1984 through August 1987, he was employed by the New York State Energy Research and Development Authority.
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
Alan Knitowski has been our Chairman since 2003. He has been the President of Alternative Investments for Curo Capital, LLC, since January 2007, and has been Co-Manager of the Curo Capital Appreciation Fund I, LLC, since January 2007. He has also been Chairman of Trycera Financial, Inc. (OTC BB: TRYF), a company engaged in developing, deploying and marketing semi-custom and customized branded prepaid and stored value card solutions, since 2004. Mr. Knitowski was the Founder and has served as the Managing Director of Ecewa Capital Group, LLC, since January 2004. He was the Co-Founder and has served as the Managing Director of Trymetris Capital Management, LLC, and the Trymetris Capital Fund I, LLC, since April 2004. He has served as a Director of WindSpring, Inc., since January 2004, as an advisor of Edgewater Networks, Inc., since June 2005, as a Director of Vootage, Inc., since January 2007, and as an Angel Investor of numerous technology, media, biotechnology and energy companies.

Previously, from 2000 to 2003 Mr. Knitowski was Co-Founder and Director of Telverse Communications, Inc., a next-generation advanced services ASP focused on wholesale communications services for carriers, service providers and value-added resellers, which was acquired in July 2003 by Level 3 Communications (NASDAQ: LVLT). Most recently, Mr. Knitowski was Director of Marketing for the Voice Technology Group at Cisco Systems from November 2000 to March 2003 and was responsible for business, market and community development, including business planning and strategy for Cisco’s global packet communications initiatives. In November 2000, Mr. Knitowski joined Cisco as part of the Vovida Networks acquisition, where he served as Co-Founder, President and CEO and led the company from idea conception in January 1999 through its eventual acquisition by Cisco (NASDAQ: CSCO) in November 2000.
From December 20000 to October 2002, Mr. Knitowski was an Angel Investor and Director of vCIS, a proactive software behavior analysis and anti-virus security company, and helped negotiate and structure its acquisition by Internet Security Systems (NASDAQ: ISSX). Additionally, he was a Founding Director of both the Open Multimedia Protocol Alliance (OMPA) and the International Softswitch Consortium (ISC) in early 1999, which were subsequently merged and scaled to nearly 200 companies prior to renaming itself to become the International Packet Communications Consortium (IPCC) in 2003. During his tenure at the consortium, Mr. Knitowski served as its Vice Chairman, Co-Chair of its Government Liaison Working Group and one of its external evangelists.
Previously, Mr. Knitowski worked in various operational, line management and consulting roles with The Results Group (1998 — 1999), Nortel Networks (1996 — 1998), Hewlett Packard (1991) and the United States Army ( 1991 — 1996), where he served as an Airborne, Air Assault and Ranger qualified Captain in the Corps of Engineers both domestically and abroad. Mr. Knitowski holds an MBA from the University of California at Berkeley (1999), an MS in industrial engineering from the Georgia Institute of Technology (1992) and a BS in industrial engineering from the University of Miami (1991). He has delivered and moderated general and executive sessions at various events and conferences within the communications industry, has appeared on radio and television to discuss next-generation networking and packet communications and has delivered educational sessions on next-generation networking and packet communications to the United States Federal Communications Commission.
Luan Dang has been President of Strategic Investments for Curo Capital LLC since January 2007, and has been Co-Manager of the Curo Capital Appreciation Fund I LLC, since January 2007. He has also been President of Alternative Investments for Trymetris Capital Management LLC, and Co-Manager of the Trymetris Capital Fund I LLC, since January 2007. He has served as Vice Chairman of Trycera Financial, Inc. (OTC BB: TRYF), a company engaged in developing, deploying and marketing semi-custom and customized branded prepaid and stored value card solutions, since 2004, and currently serves on the audit committee and chairs the compensation committee. He has also been an Advisor of Bitfone, Inc. (acquired by Hewlett-Packard (NYSE: HPQ) in December 2006), since 2006, of Vootage, Inc. since January 2007, and of Edgewater Networks, Inc., since June 2005. Mr. Dang was a director of engineering for Cisco Systems from November 2000 until February 2005, overseeing the development of VoIP products and strategies and the next generation SIP call control. From February 1999 until November 2000 he was co-Founder of and employed by Vovida Networks, a software development firm for VoIP, as CTO and Senior Vice-President. From 1999 to 2002, Mr. Dang served as a member of the Technical Advisory Council for the International Softswitch Consortium, which has become the International Packet Communications Consortium. In addition to filing two telephony patents for voice-over-IP in 1999 and caller IP in 1998, he holds a patent on display screen management apparatus in 1997. He is the co-author of a book entitled Practical VoIP that is currently being used as a core textbook for teaching VoIP system development at universities worldwide. Mr. Dang received his BS degree in computer science from the University of California at San Diego in 1992. He received his MS degree in computer science from Stanford University in 1996. Mr. Dang has been an honored speaker at national and international conferences in the telecom industry, including acting as Chairman of the Media Gateway Control 2000 Conference in La Defense, France.
Robert F. Mitro was the Vice Chairman of the board from June 11, 2003, until 2005, and has been a Director of the company since 2003. He had been retired since October 2002. In December 2005, Mr. Mitro was elected to the board of directors of STEP Communications which is a noise elimination and voice separation acoustics software technology company. Since January 2004, he has also been the Chairman of the board for Windspring, Inc. [formerly Zentronix Pty Limited (Australia)], which has introduced an innovative data miniaturization software technology to supersede traditional compression technology for wireless, digital mapping and high speed storage and search applications. From February 2005 to March 2007, Mr. Mitro also assumed the WindSpring CEO position. From January 2001 until October 2002, he was President and CEO of vCIS, Inc., a proactive software behavior analysis and anti-virus security company which was acquired by Internet Security Systems in 2002. Prior to joining vCIS Technology, Mr. Mitro has held numerous executive positions including President of eCycle, Inc. from January 1998 to April 1999; President and COO of Engelhard/ICC from June 1994 to April 1995; Senior Vice-President and General Manager of PictureTel Sales, Marketing and Services Group from September 1988 to June 1994; Vice-President Sales and Marketing for Harris Corporation from October 1985 to July 1988; plus Group Director for IBM Storage Systems Group from October 1984 to September 1985, and Manager for IBM Engineering/Scientific Marketing from March 1981 to September 1984 during a 17 year career at IBM from November 1968 to September 1985. In addition to his general management experience, Mr. Mitro has had a successful 30 year sales, marketing and business development career in maximizing revenues and profits for a variety of companies in the high tech industry, including extensive experience in business strategy and development, organization development, market entry for emerging products and markets, global market and channel development; strategic partner alliances, and joint venture investment strategies for both large corporations and start-up companies alike. Mr. Mitro has recently served on the board of directors of Vovida Networks from February 1999 to November 2000 when it was acquired by Cisco Systems. He has served as a director of Telverse Communications from August 2000 to July 2003 when it was acquired by Level 3 Communications, and vCIS Technology from January 2001 to October 2002 when it was acquired by Internet Security Systems. Mr. Mitro received a Bachelor of Engineering from Stevens Institute of Technology, Hoboken, New Jersey, in 1965, and completed Executive Programs at the Graduate Schools of Business at Harvard University in 1975 and the University of Michigan in 1979.

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
Michael A. Willner has served as our Senior Vice-President since March 28, 2006. He has served as President of Tier One Consulting, Inc., our wholly owned subsidiary, since March 2003. From January 2002 until January 2003 he was employed as Senior Vice-President of Sertan, a software company. From June 1999 until October 2001, Mr. Willner was employed as President of Net-Strike Worldwide, an employee management firm. He received his Juris Doctor degree from Antioch School of Law in 1979.
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

Jesper Lindorff has served as the chief executive officer and a Director of the Board of Caneum India Pvt Ltd, formerly Continuum Services Pvt Ltd, since April 2002. Mr. Lindorff received his Master of Science in Business Administration, Accounting and Finance in 2006 from Stockholm School of Economics.
Neeraj Sehgal has served as the chief technical officer of Caneum India Pvt Ltd, formerly Continuum Services Pvt Ltd, since April 2002. From April 2002 until December 2006, he also served as Director of the Board. Mr. Sehgal received his Master of Business Administration in 2007 from IMSAR, India.
Section 16(a) Beneficial Ownership Reporting Compliance
The following table identifies each person who, at any time during the fiscal year ended December 31, 2006, was a director, officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

		Number of
		Transactions Not
	Number of Late	Reported on a	Reports Not
Name	Reports	Timely Basis	Filed
Robert F. Mitro	1	1	0
Avtar Singh Ranshi	1	1	0
Suki Mudan	1	1	0
Alan S. Knitowski	2	2	0
Luan Dang	1	1	0
Code of Ethics
On March 10, 2004, the Board of Directors adopted a Code of Ethics. The purpose of the Code of is to set the expectations of the highest standards of ethical conduct and fair dealings. The Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.
Overview of Director Nominating Process
We do not have a standing Nominating Committee; recommendations for candidates to stand for election as directors are made by the Board of Directors. Our current policy is to permit security holders to recommend candidates for election as directors and to provide for a process for stockholders to send other communications to the Board of Directors. Stockholders may send communications to the Board of Directors by contacting our President, Mr. Mudan, in one of the following ways:
•	In writing at 170 Newport Center Drive, Suite 210, Newport Beach, CA 92660;

•	By e-mail at suki@caneum.com

The President will submit each nomination or communication received to the Board of Directors at the next regular meeting. At such meeting the Board will consider such director candidates recommended by security holders.
Audit Committee Financial Expert
In August 2003 our Board created an Audit Committee and a Compensation Committee. Luan Dang and Dr. Avtar Singh Ranshi currently serve on each committee as independent directors. Mr. Dang is chair of the compensation committee and Dr. Ranshi is chair of the audit committee. Our Board of Directors has determined that we do not have an audit committee financial expert serving on our Audit Committee. However, at our next board meeting, management will recommend to the board for the need for an audit committee financial expert.
ITEM 10. EXECUTIVE COMPENSATION
Executive Compensation Summary
The following table sets forth the compensation of the named executive officers for each of the two fiscal years ended December 31, 2006 and 2005:
Summary Compensation Table

					All Other
			Stock	Option	Compensa-
Name and		Salary	Bonus	Awards	tion	Total
Principal Position	Year	($)	($)	($)	($)	($)
Suki Mudan, CEO	2006	$120,000	0	$9,167	$17,528	$146,695
	2005	$120,000	$42,000	$177,328	$15,069	$354,397
Alan S. Knitowski,	2006	$120,000	0	$9,167	$17,528	$146,695
Chairman	2005	$120,000	$54,000	$177,328	$15,069	$366,397
Gary D. Allhusen, COO &	2006	$120,000	0	$61,375	$17,528	$198,903
Executive Vice-President	2005	$120,000	$42,600	$146,374	$15,069	$324,043
Michael A. Willner, Senior	2006	$108,000	0	$110,252	$12,134	$230,386
Vice-President	2005	$120,000	0	0	0	$120,000
Robert J. Morris, Senior	2006	$108,000	0	$110,252	$12,134	$230,386
Vice-President	2005	$120,000	0	0	0	$120,000
During 2005, we granted stock bonuses under our 2002 Stock Option/Stock Issuance Plan to Messrs Mudan, Knitowski, and Allhusen pursuant to our employment agreements with these individuals. On November 16, 2005, we issued 59,155 shares to Mr. Mudan, 76,056 shares to Mr. Knitowski, and 60,000 shares to Mr. Allhusen. The value of these stock bonuses was the 2005 compensation charge dollar amount recognized for financial statement reporting purposes. In addition to the base salaries and stock bonuses paid to the named executive officers, we also provided employee benefit packages to each party consisting of medical, dental, and vision insurance coverage, a 401k plan with no matching amounts, short and long term disability insurance coverage, and life insurance coverage for $50,000.

On October 28, 2003, our Compensation Committee approved employment agreements with Sukhbir Singh Mudan, our President, and Alan S. Knitowski, our Chairman. The following description sets forth the material individual terms of these agreements:
•	Sukhbir Singh Mudan. The initial period of the employment agreement for Mr. Mudan expires on March 31, 2008. If on or before March 31, 2008, he notifies us in writing that he is willing to negotiate in good faith to enter into a new employment agreement, we will pay him a bonus of $60,000, payable in cash or common stock. He is required to devote not less than 100% of his business time to the business of Caneum. His base salary is $120,000 per annum. He received options to purchase 1,000,000 shares at $.55 per share as additional compensation for entering into the agreement. All of these options have vested and are available for exercise. On October 26, 2004, the Compensation Committee granted 13,065 restricted shares to Mr. Mudan as a performance bonus for 2004. These shares vested on January 2, 2005. On November 16, 2005, the Compensation Committee granted 59,155 restricted shares to Mr. Mudan as a performance bonus for 2005. These shares vested on January 2, 2006.

•	Alan S. Knitowski. The initial period of the employment agreement for Mr. Knitowski expires on March 31, 2008. If on or before March 31, 2008, he notifies us in writing that he is willing to negotiate in good faith to enter into a new employment agreement, we will pay him a bonus of $60,000, payable in cash or common stock. Mr. Knitowski is required to devote his best efforts to performing well all duties that Caneum may reasonably assign to him from time to time during the term of the agreement, but he will not be required to devote in excess of 25% of his business time and effort to providing these services. His base salary is $120,000 per annum. He received options to purchase 1,000,000 shares at $.55 per share as additional compensation for entering into the agreement. All of these options have vested and are available for exercise. On October 26, 2004, the Compensation Committee granted 14,033 restricted shares to Mr. Knitowski as a performance bonus for 2004. These shares vested on January 2, 2005. On November 16, 2005, the Compensation Committee granted 76,056 restricted shares to Mr. Knitowski as a performance bonus for 2005. These shares vested on January 2, 2006.
On March 17, 2004, our Compensation Committee approved an employment agreement with our Executive Vice-President, Gary D. Allhusen. The initial period of the employment agreement for Mr. Allhusen expires on March 29, 2008. Beginning on the initial expiration date, and on each anniversary thereafter, unless it is terminated earlier as provided therein or Caneum delivers written notice to Mr. Allhusen of its intention not to extend the employment agreement at least ninety days before such anniversary date, the term of the employment agreement will automatically be extended for one additional year. He is required to devote 100% of his business time to the business of Caneum. His base salary is $120,000 per annum. He received options to purchase 750,000 shares at $.75 per share as additional compensation for entering into the agreement. All of these options have vested and are available for exercise. On June 22, 2006, we granted him 250,000 options exercisable at $0.67 per share. Of the total options granted, 31,250 have vested and are available for exercise.

Effective with the closing of the transaction with Tier One on March 28, 2006, we entered into two-year full-time employment agreements with Michael A. Willner and Robert J. Morris and appointed them Senior Vice-Presidents of our company. In the event of a corporate transaction the term of the agreement will be automatically extended for a period of four years from March 28, 2006, and any unvested options granted pursuant to the Agreement will immediately vest. Each employment agreement provides for a base salary of $120,000 and each person was granted options to purchase 1,000,000 shares of our common stock pursuant to our existing Stock Option/Stock Issuance Plan at $0.83 per share. The options will vest at the rate of 1/16th per calendar quarter beginning with the quarter ending March 31, 2006, with the first 62,500 options vesting on March 31, 2006, subject to early vesting in the event of a corporate transaction and in the event the person dies or is disabled, or if we terminate him without cause.
Each of the employment agreements for the above named individuals contains the following provisions which apply to each of the parties:
•	Each employee, except Messrs Allhusen, Morris, and Willner, is eligible to receive an annual performance bonus between nothing and 100% of the then applicable base salary upon achievement of annual performance objectives payable either in cash or stock. For 2004 no specific performance bonuses were established, but bonuses were granted by the Compensation Committee based on a review of the employee’s performance during 2004. Performance bonuses for 2004 were paid in common stock of Caneum only and no cash bonuses were granted. Performance objectives for subsequent years will be established by the Chairman, and in the case of performance objectives for the Chairman, by the compensation committee, for each calendar year beginning with the year ending December 31, 2005. These performance objectives have not yet been established.

•	Each employee, together with his spouse and dependents, is entitled to participate in any employee benefit plans maintained by the Company of general applicability to other senior executives, including, without limitation, group medical, dental, vision, disability, life insurance, flexible-spending account, 401(k) and other plans.

•	The employee is entitled to four weeks paid vacation per year.

•	Each agreement contains customary termination provisions. The agreements will be terminated by Caneum due to the death or disability of the employee, in which event Caneum shall pay the base salary through the date of termination and all unexercised options will immediately vest. The agreement may also be terminated by Caneum for cause, in which event Caneum will pay the base salary through the date of termination, but all unexercised options shall lapse. Caneum may also terminate the agreements without cause upon ninety days’ notice, in which event Caneum will pay the base salary through the date of termination, and all unexercised options will immediately vest, except in the case of Messrs Allhusen, Willner, and Morris, for whom only one-half of the unexercised options will vest. The employee may terminate the employment agreement at any time, in which event Caneum will pay the base salary through the date of termination, but all unexercised options shall lapse.

•	Each agreement also contains certain confidentiality covenants, but does not contain non-competition or anti-piracy provisions.

•	Each agreement contains covenants that for a period of twelve months following termination of employment, the employee will not solicit another employee to leave Caneum.

Equity Awards
The following table sets forth certain information concerning unexercised options for the named parties that were outstanding as of December 31, 2006:
Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Suki Mudan	954,546	0	$0.55	8/14/13
	20,833	104,167	$0.70	9/29/16
Alan S. Knitowski	725,000	0	$0.55	8/14/13
	20,833	104,167	$0.70	9/29/16
Gary D. Allhusen	750,000	0	$0.75	3/17/14
	31,250	218,750	$0.67	6/22/16
Michael A. Willner	250,000	750,000	$0.83	3/28/16
Robert J. Morris	250,000	750,000	$0.83	3/28/16

On December 18, 2002, our Board of Directors adopted the 2002 Stock Option/Stock Issuance Plan. Our shareholders approved the plan in June of 2003. The purpose of the plan is to provide eligible persons an opportunity to acquire a proprietary interest in our company and as an incentive to remain in the service of the company. Options granted to our directors, employees, and members of our advisory board include early exercise provisions which permit these persons to exercise their options prior to vesting.
There are 15,000,000 shares of common stock initially authorized for nonstatutory and incentive stock options and stock grants under the plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.
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
The purchase price under each option is established by the plan administrator, but in no event will it be less than 100% of the fair market value of our common stock for ISOs and 85% for NSOs. The price applicable to any option holder who holds more than 10% of our outstanding common stock will be 110% of fair market value. The aggregate exercise price, plus applicable taxes, are due and payable in cash or check on the date of the exercise of an option. However, the plan administrator may permit payment of the total amount due by a full-recourse, interest-bearing promissory note; payroll deductions in installments; shares of common stock valued at fair market value on the date of exercise of the option; or through a special sale and remittance procedure through a designated brokerage firm.

The plan administrator will fix the terms of each option, but no option can be granted for a term in excess of 10 years. The term of such an option will not be longer than five years in the case of any option holder who holds, on the date of the grant of an ISO, more than 10% of our outstanding common stock. Upon termination of services, the option holder will have a limited time in which to exercise vested options. The plan administrator will not impose a vesting schedule upon any options granted which provides for exercise of an option for less than 20% of the shares subject to the option and with an initial installment for vesting which is fixed for a longer period than one year from the date of grant of the option.
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
Stock issued under the stock issuance plan may vest immediately or upon terms established by the plan administrator, provided that at least 20% of the total shares subject to a vesting schedule will fully vest in each calendar year on the anniversary date of the issuance of the shares.
Irrespective of whether a participant’s shares are vested or are held in escrow, a participant to whom shares under the stock issuance plan have been issued will have the right to vote those shares and to receive any regular cash dividends paid on those shares.
If employment with or service to us terminates for whatever cause at a time when the participant holds unvested shares issued under the stock issuance plan, those shares will be immediately surrendered to us and cancelled. In the event the participant paid for the shares surrendered in cash or cash equivalent, the amount of that consideration will be repaid. In the event that the participant furnished a promissory note in payment of shares surrendered, the remaining balance of that note attributable to the surrendered shares will be cancelled. At the sole discretion of the plan administrator, the surrender and cancellation of any unvested shares issued under the stock issuance plan may be waived at any time by the plan administrator subject to such terms and conditions or on no terms and conditions as the plan administrator may determine.

Director Compensation
The following table sets forth certain information concerning the compensation of our directors, excluding Mr. Mudan, whose total compensation is set forth in the Summary Compensation Table above, for the last fiscal year ended December 31, 2006:
Director Compensation

	Stock	Option
	Awards(1)(2)	Awards(1)(2)	Total
Name	($)	($)	($)
Luan Dang	$0	$76,203	$76,203
Robert F. Mitro	$0	$0	$0
Avtar Singh Ranshi	$0	$24,786	$24,786
(1)	The value of stock and option awards was the 2006 compensation charge dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R.

(2)	As of December 31, 2006, the aggregate number of option awards outstanding for each director in the table was as follows: Mr. Dang 318,750; Mr. Mitro, 600,000; and Dr. Ranshi, 150,000.
Directors are permitted to receive fixed fees and other compensation for their services as directors, as determined by our Board of Directors. The Board has adopted a policy to compensate non-employee directors. Each such director receives options for each year of service. At the commencement of each year of service as a non-employee director, the person receives options to purchase 25,000 shares. The options are exercisable at market value on the date of grant based upon the average closing bid price for the ten trading days immediately preceding appointment or the anniversary date. The Board also grants annual options to purchase 10,000 shares for these directors to serve on a committee of the board, and 5,000 shares to chair the committee. These options vest as to 25% of the options per quarter, starting on the date of grant. They expire ten years from the date of grant.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Owners of More than Five Percent, Directors, and Management
The following table sets forth certain information furnished by current management concerning the ownership of the common stock of our company as of June 15, 2007, of (i) each person who is known to us to be the beneficial owner of more than 5% of the common stock; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

Name and Address	Amount and Nature of		Percent of
of Beneficial Owner	Beneficial Ownership(1)		Class(2)
Sukhbir Singh Mudan 170 Newport Center Dr. Suite 210 Newport Beach, CA 92660	1,404,155	(3)	15.1%
Gary D. Allhusen 170 Newport Center Drive Suite 210 Newport Beach, CA 92660	1,034,576	(4)	11.2%
Alan S. Knitowski 2 San Joaquin Plaza Suite 240 Newport Beach, CA 92660	2,076,756	(5)	22.5%
Luan Dang 2 San Joaquin Plaza Suite 240 Newport Beach, CA 92660	604,174	(6)	7.0%
Robert F. Mitro 348 Bean Ave. Los Gatos, CA 95030	1,284,611	(7)	14.6%
Avtar Singh Ranshi 66 Marshals Drive St. Albans, Hertfordshire UK ALI 4RF	300,000	(8)	3.6%
Michael A. Willner 170 Newport Center Dr. Suite 210 Newport Beach, CA 92660	1,000,000	(9)	10.9%
Robert J. Morris 170 Newport Center Dr. Suite 210 Newport Beach, CA 92660	1,000,000	(9)	10.9%
Executive Officers and Directors as a Group (8 Persons)	8,704,272		60.2%
Iain Stuart Allison 5 Ravenscroft Rd. Oxon RG9 2DH United Kingdom	424,357		5.2%

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. Options held by officers and directors are subject to early exercise, which means the options are exercisable prior to vesting, subject to certain repurchase rights held by us. Beneficial ownership by officers and directors therefore includes all outstanding options held by these individuals.

(2)	Applicable percentages are based on 8,212,859 shares of our common stock outstanding on June 15, 2007.

(3)	Includes 1,079,546 shares issuable upon exercise of options.

(4)	Includes 1,000,000 shares issuable upon exercise of options.

(5)	Includes 850,000 shares issuable upon exercise of options, 166,667 issuable upon exercise of warrants held by a family trust, and 1,060,089 shares held by a family trust.

(6)	Includes 318,750 shares issuable upon exercise of options and 33,333 shares issuable upon exercise of warrants.

(7)	Includes 600,000 shares issuable upon exercise of options and 684,611 shares held by a living trust.

(8)	Includes 150,000 shares issuable upon exercise of options.

(9)	Consists of 1,000,000 shares issuable upon exercise of options.

(10)	Includes 140,000 shares issuable upon exercise of options.

Equity Compensation Plan Information
The following table sets forth as of the most recent fiscal year ended December 31, 2006, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options	options	reflected in column
	and warrants	and warrants	(a) and (b))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,522,796	$0.77	6,317,471	(1)
Equity compensation plans not approved by security holders	0	0	0
Total	7,522,796	$0.77	6,317,471
(1)	We have a single equity compensation plan designated as the 2002 Stock Option/Stock Issuance Plan which is authorized to issue up to 15,000,000 shares.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Mr. Eric Chess Bronk, a founder and share holder and who is the sole managing member of Cygni Capital LLC which subleases office space to us on a month-to-month basis for $4,129 per month.
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
In March 2006 we acquired all of the outstanding stock of Tier One Consulting, Inc. from Messrs Willner and Morris, who subsequently became executive officers of our company. As subsequently amended on November 2, 2006, the purchase price for the shares of Tier One was $2,971,700. Of the total purchase price, $1,375,000 was paid at closing, and we agreed to pay two equal installments of $687,500 due on the first and second anniversary of the closing, and $13,333 is payable each month for 24 monthly payments. The installment notes were recorded at Present value and are being accreted to full Face value and were subject to adjustment for certain set-offs (none were identified) for any post-closing undisclosed liabilities of Tier One, enforcement of indemnification provisions by Tier One in the agreement, a decline in the EBIT calculation in the Tier One audited financial statements for 2005, or any increase or decrease in the estimated cost of the audit of the Tier One financial statements for 2005. In March 2007, we amended the Tier One acquisition agreement to reduce the amount payable on the first anniversary and to restructure the payment. The first anniversary payment was offset by $1,975 and reduced to $685,525. On March 28, 2007, we paid a total of $341,775 to Messrs Willner and Morris, with the balance of the adjusted first anniversary payment payable in installments of $10,000 each per month beginning April 1, 2007. The unpaid balance will bear interest at 8% per annum and we have agreed to use our best efforts to increase the amount of the monthly payments and to prepay the balance prior to December 31, 2007.
On January 2, 2007, we entered into an agreement to pay $1,250 of the rent on office space of Curo Capital, LLC, a company controlled by Alan Knitowski, our Chairman, and Luan Dang, one of our directors. The agreement expires on December 31, 2008, and acts as the office of the Chairman for our company.
During 2006 we paid a consulting fee to Robert F. Mitro, one of our directors, of $5,000 per month, payable in shares of our common stock. The consulting agreement with Mr. Mitro expired on October 23, 2006.

ITEM 13. EXHIBITS
The following exhibits are included as part of this report:

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1 & 10.23	Stock Purchase Agreement dated March 28, 2006, with Tier One Consulting, Inc.	8-K	000-30874	2.1	3/30/06
2.2 & 10.24	Correcting Amendment dated November 2, 2006, to Stock Purchase Agreement dated March 28, 2006, with Tier One Consulting, Inc.	8-K	000-30874	2.1	11/7/06
2.3 & 10.25	Amendment dated March 26, 2007, to Stock Purchase Agreement dated March 28, 2006, with Tier One Consulting, Inc.					X
2.4	Stock-For-Stock Exchange Agreement dated December 29, 2006, with Iain Allison	8-K/A-1	000-30874	2.1	1/8/07
2.5	Stock Swap Agreement dated February 26, 2007, with Jesper Lindorff					X
2.6	Stock Purchase Agreement dated December 29, 2006, with Neeraj Sehgal	8-K/A-1	000-30874	2.3	1/8/07
3.1	Articles of Incorporation	10-KSB	000-30874	4.3	6/19/06
3.2	Current Bylaws	8-K	000-30874	3.2	8/4/ 04
4.1	Form of Common Stock Certificate	S-8	333-135124	4.1	6/19/06
4.2	Amended 2002 Stock Option/Stock Issuance Plan *	8-K	000-30874	4.2	5/14/07
4.3 & 10.27	Grant of Stock Option Form used pursuant to the 2002 Stock Option/Stock Issuance Plan	8-K	000-30874	4.3 & 10.27	5/14/07
4.4	Certificate of Designations, Rights and Limitations of Series A Convertible Preferred Stock	8-K	000-30874	4.1	3/30/06
4.5	Form of Series A Preferred Stock Certificate	8-K	000-30874	4.2	3/30/06
4.6	Form of A Warrant	8-K	000-30874	4.3	3/30/06
4.7	Form of B Warrant	8-K	000-30874	4.4	3/30/06
4.8	Form of C Warrant	8-K	000-30874	4.5	3/30/06
4.9	Form of D Warrant exercisable at $0.50	10-QSB	000-30874	4.1	5/15/06
4.10	Form of E Warrant exercisable at $1.00	10-QSB	000-30874	4.2	5/15/06
4.11	Form of F Warrant exercisable at $1.50	10-QSB	000-30874	4.3	5/15/06
4.12	Registration Rights Agreement with Barron Partners, LP	8-K	000-30874	4.6	3/30/06

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.13	Form of Warrants issued in 506 Offerings	SB-2	333-134963	4.14	6/13/06
4.14	Form of Warrants issued to consultants	SB-2	333-134963	4.15	6/13/06
10.1	Employment Agreement dated October 28, 2003, with Suki Mudan *	10-QSB	000-30874	10.6	11/7/ 03
10.2	Amendment dated September 29, 2006, to Employment Agreement with Suki Mudan*					X
10.3	Employment Agreement dated October 28, 2003, with Alan S. Knitowski *	10-QSB	000-30874	10.7	11/7/ 03
10.4	Amendment dated September 29, 2006, to Employment Agreement with Alan S. Knitowski*					X
10.5	Employment Agreement dated March 17, 2004, with Gary D. Allhusen *	10-KSB	000-30874	10.9	3/30/04
10.6	Amendment dated June 22, 2006, to Employment Agreement with Gary D. Allhusen*					X
10.7	Employment Agreement dated March 28, 2006, with Robert Morris*	8-K	000-30874	99.2	3/30/06
10.8	Correcting Amendment dated November 2, 2006, to Employment Agreement with Robert Morris*	8-K	000-30874	2.1	11/7/06
10.9	Employment Agreement dated March 28, 2006, with Michael Willner*	8-K	000-30874	99.3	3/30/06
10.10	Correcting Amendment dated November 2, 2006, to Employment Agreement with Michael Willner*	8-K	000-30874	2.1	11/7/06
10.11	Sublease dated October 25, 2006, with Cygni Capital LLC					X
10.12	Investment Relations Agreement dated December 2, 2004, with The Liquid Group, Inc.	10-KSB	000-30874	10.14	3/31/05
10.13	Consulting Agreement dated February 4, 2005, with Robert F. Mitro	10-KSB	000-30874	10.17	3/31/05
10.14	Preferred Stock Purchase Agreement Dated March 24, 2006, with Barron Partners, LP	8-K	000-30874	99.1	3/30/06
10.15	Marketing Agreement dated December 31, 2006, with Iain Allison*	8-K/A-1	000-30874	99.1	1/8/07
10.16	Consulting Agreement effective December 31, 2006, with Burdock, Inc.*					X
10.17	Amendment effective March 20, 2007, to Consulting Agreement with Burdock, Inc.*					X
10.18	Amendment effective April 23, 2007, to the Consulting Agreement with Burdock, Inc.*					X
10.19	Employment Agreement dated December 31, 2006, with Jesper Lindorff					X
10.20	Amendment dated April 23, 2007, to Employment Agreement with Jesper Lindorff*					X
10.21	Financing Agreement dated January 24, 2007, with Bridge Bank					X
10.22	Agreement dated January 2, 2007, with Curo Capital, LLC					X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
14.1	Code of Ethics	10-KSB	000-30874	14.1	3/30/04
16.1	Letter of Haskell & White LLP dated December 12, 2006	8-K	000-30874	16.1	12/13/06
21.1	List of Subsidiaries					X
23.1	Consent of Haskell & White, LLP, independent registered public accounting firm					X
23.2	Consent of LevitZacks, independent registered public accounting firm					X
23.3	Consent of Bansal & Co., Chartered Accountants, independent registered public accounting firm					X
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
*Management contract, or compensatory plan or arrangement required to be filed as an exhibit.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid
LevitZacks served as our independent registered public accounting firm for the fiscal year ended December 31, 2006. Haskell & White LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2005. The following fees were paid to our independent registered public accounting firms for services rendered during our last two fiscal years:
Audit Fees
The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2006 and 2005 were $168,600 and $45,000, respectively.
Audit-Related Fees
There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2006 and 2005.

Tax Fees
There was fees of $3,302 billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal year ended December 31, 2006.
All Other Fees
There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2006 and 2005.
Audit Committee
Our Audit Committee was created on August 14, 2003. Prior to that date the function of overseeing our accounting and financial reporting processes, and the audits of our financial statements, was performed by our board of directors.
Our Audit Committee has considered whether the non-audit services provided by our auditors to us are compatible with maintaining the independence of our auditors and concluded that the independence of our auditors is not compromised by the provision of such services. Our Audit Committee pre-approves all auditing services and permitted non-audit services, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.
[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK
SIGNATURE PAGE FOR PARTIES FOLLOW]

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caneum, Inc.
Date: July 2, 2007	By:	/s/ Suki Mudan
Suki Mudan, President

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 2, 2007	/s/ Suki Mudan
Suki Mudan, Director and President
(Principal Executive Officer)

Date: July 2, 2007	/s/ Gary Allhusen
Gary Allhusen, Chief Operating Officer
(Principal Financial and Accounting Officer)

Date: July 2, 2007	/s/ Alan S. Knitowski
Alan S. Knitowski, Chairman

Date: July 2, 2007	/s/ Luan Dang
Luan Dang, Director

Date: July 2, 2007	/s/ Avtar Singh Ranshi
Dr. Avtar Singh Ranshi, Director

Date: July 2, 2007	/s/ Robert F. Mitro
Robert F. Mitro, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Caneum, Inc.

We have audited the accompanying consolidated balance sheet of Caneum, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the balance sheet of Continuum Systems Private Limited, an Indian Corporation, a 55% owned subsidiary, which statement reflects total assets of $609,567 as of December 31, 2006. That statement was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Continuum Systems Private Limited, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caneum, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

/s/ LevitZacks
LevitZacks

San Diego, California
June 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Caneum, Inc.
We have audited the accompanying balance sheet of Caneum, Inc. (the “Company”) as of December 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caneum, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ HASKELL & WHITE LLP
HASKELL & WHITE LLP
Irvine, California
March 23, 2006, except for Note 8 as to which the date is March 30, 2006

BANSAL & CO.
CHARTERED ACCOUNTANTS

HEAD OFFICE:
A-6, Maharani Bagh
New Delhi-110065
PH.: 011-41626470-71, 41328425
FAX: 011-26843073
e-mail-info@bansalco.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Caneum, Inc.

We have audited the accompanying Balance sheet of Continuum Systems Private Limited, Gurgaon (India) as of December 31, 2006, a subsidiary of Caneum Inc. USA. This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Continuum Systems Private Limited as of December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

M/s Bansal & Co.
Chartered Accountants

/s/ D.S. Rawat
D. S. Rawat
Partner
M’ship no.-83030
Place: New Delhi
Date: 6th April, 2007

CANEUM, INC.
Consolidated Balance Sheets
As of December 31, 2006 and 2005

	December 31,	December 31,
	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$335,202	$99,760
Accounts receivable, net of allowance of $229,626 and $6,733, respectively	1,840,994	469,074
Prepaid assets	57,673	68,750
Other current assets	15,000	51,099

Total current assets	2,248,869	688,683

LONG TERM ASSETS
Property & equipment, net	194,373	14,557
Intangibles, net	938,587	—
Goodwill	1,464,805	—
Other	4,592	—

TOTAL ASSETS	$4,851,226	$703,240

See accompanying notes to consolidated financial statements

CANEUM, INC.
Consolidated Balance Sheets
As of December 31, 2006 and 2005

	December 31,	December 31,
	2006	2005
CURRENT LIABILITIES
Accounts payable	$830,468	$271,509
Accrued expenses	67,098	13,147
Credit lines	159,966	6,833
Accrued payroll and related expenses	119,556	25,839
Notes payable	61,480	—
Current portion of installment loans	785,573	—
Other current liabilities	84,522	—

Total current liabilities	2,108,663	317,328

LONG TERM LIABILITIES
Installment loans, less current portion	665,862	—
Other non current liabilities	51,127	—

Total liabilities	2,825,652	317,328

Minority Interest	231,227	—

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value 20,000,000 shares authorized 3,332,500 and 0 shares issued and outstanding (Liquidation preference $1,666,250)	3,332	—
Common stock. $0.001 par value 100,000,000 shares authorized 7,918,921 and 5,386,991 shares issued and outstanding	7,917	5,386
Additional paid-in capital	7,592,702	3,394,328
Accumulated deficit	(5,809,604)	(3,013,802)

Total shareholders’ equity	1,794,347	385,912

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,851,226	$703,240

See accompanying notes to consolidated financial statements

CANEUM, INC.
Consolidated Statements of Operations
For the Years ended December 31, 2006 and 2005

	2006	2005
REVENUE	$6,988,283	$2,175,271

COST OF REVENUE	5,343,193	1,676,112

GROSS PROFIT	1,645,090	499,159

OPERATING EXPENSES	3,570,661	1,775,041

LOSS FROM OPERATIONS	($1,925,571)	($1,275,882)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(113,581)	1,737
Other income	1,266	—

TOTAL OTHER INCOME (EXPENSE)	($112,315)	$1,737

LOSS BEFORE INCOME TAX	($2,037,886)	($1,274,145)

INCOME TAX EXPENSE	(2,868)	(800)

NET LOSS	($2,040,754)	($1,274,945)

Beneficial Conversion Charge upon Issuance of Preferred Shares	755,048	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	($2,795,802)	($1,274,945)

LOSS PER COMMON SHARE-Basic and Diluted	($0.44)	($0.27)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING USED IN THE CALCULATION	6,332,795	4,670,050
See accompanying notes to consolidated financial statements

CANEUM, INC.
Consolidated Statements of Cash Flows
Year ended December 31, 2006 and 2005

	For the Years Ended
	December 31,	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,040,754)	$(1,274,945)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	523,614	339,239
Expenses paid by stock issuances	133,448	192,677
Interest accreted to TierOne notes	100,329
Depreciation and amortization	88,274	1,471
Amortization of acquired intangibles from business combinations	139,800	—
Bad debt expense	351,279	—
(Increase) decrease in
Accounts receivable	(877,169)	(366,991)
Prepaid assets – related party	—	(68,750)
Prepaid expenses and other current assets	163,101	(21,099)
Increase in
Accounts payable and accrued expenses	286,977	154,317
Accrued payroll and related expenses	93,717	4,496

Net cash used in operating activities	(1,037,384)	(1,039,585)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of TierOne Consulting, Inc., net of cash acquired	(1,338,627)	—
Cash acquired in acquisition of Continuum	125,254	—
Purchase of property & equipment	(32,641)	—
Development of software for internal use	—	(16,028)

Net cash used in investing activities	(1,246,014)	(16,028)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock and warrants for cash	350,004	490,500
Issuance of Series A preferred shares and warrants for cash, net	1,790,000	—
Payment of debt	(98,378)	—
Addition to debt	11,480	—
Exercise of warrants	180,000	—
Exercise of options	132,250	151,250
Increase in credit line	153,484	6,833

Net cash provided by financing activities	2,518,840	648,583

Net increase (decrease) in cash and cash equivalents	235,442	(407,030)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	99,760	506,790

CASH AND CASH EQUIVALENTS, END OF YEAR	$335,202	$99,760

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	26,406	333

Income taxes paid	$2,868	$800

Non-cash Investing and Financing Activities
During the year ended December 31, 2006, the company had the following non cash financing and investing activities:
In conjunction with the acquisition of TierOne, the Company issued notes with fair value of $1,449,000.
In conjunction with the acquisition of TierOne, the Company issued 26,633 common shares valued at $20,777 as direct acquisition costs.
During the year the Company issued 180,521 common shares for expenses of $133,448.
During the year the Company converted 667,500 shares of preferred stock into common stock.
In conjunction with the Continuum acquisition, the Company issued 555,415 common shares valued at $373,558 to the selling shareholders.
In addition, the company issued 34,736 common shares valued at $19,939 for legal fees directly related to the Continuum acquisition
The Company obtained $75,000 worth of licenses as part of a reseller agreement, which was financed through accounts payable.
In December the Company issued a note payable in the amount of $50,000 as part of the Continuum acquisition. The note was subsequently paid in January.
During the year ended December 31, 2005, the company had the following non cash financing and investing activities:
During 2005, the Company issued 52,692 shares at an average price of $1.03 to a consultant for services rendered on a monthly basis. The value of the services was $54,077.
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
On December 30, 2005, the Company granted an award of 40,000 shares to an agent of the Company. These shares are unvested at December 31, 2005.
See accompanying notes to consolidated financial statements.

CANEUM, INC.
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2006 and 2005

	Price per	Series A Convertible,				Additional
	Equity	Preferred Stock		Common Stock		Paid-in	Accumulated
	Unit	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2004				4,358,271	$4,358	$2,124,490	$(1,738,857)	389,991

2004 Executive bonus paid in stock (previously accrued)				33,147	33	82,167		82,200
Shares issued — private placement at $2.00/share	$2.00			20,000	20	39,980		40,000
Shares issued — private placement at $1.25/share	$1.25			299,181	299	374,701		375,000
Shares issued for consulting services	$1.03			52,692	53	54,024		54,077
Shares issued in connection with asset purchase				12,822	13	14,987		15,000
Shares issued — private placement $0.75/share	$0.75			100,667	101	75,399		75,500
Options exercised				275,000	275	150,975		151,250
Shares issued for consulting services				40,000	40	(40)		—
Stock based compensation expense						339,239		339,239
2005 Executive bonus paid in stock				195,211	195	138,405		138,600
Net loss for the year ended December 31, 2005							(1,274,945)	(1,274,945)

Balance at December 31, 2005		—	—	5,386,991	5,386	3,394,328	(3,013,802)	385,912

Preferred Shares and Warrants issued in a private placement	$0.50	4,000,000	4,000			1,996,000		2,000,000
Offering costs for Preferred Shares						(210,000)		(210,000)
Beneficial Conversion Charge upon Issuance of Preferred Shares						755,048	(755,048)	—
Shares issued as direct acquisition cost	$0.78			26,633	27	20,750		20,777
Shares and warrants issued in a private placement	$0.75			466,671	467	349,537		350,004
Shares issued for services	$0.74			180,521	181	133,267		133,448
Options exercised	$0.55			240,454	240	132,010		132,250
Warrants exercised	$0.50			360,000	360	179,640		180,000
Conversion of Preferred Shares to Common Shares		(667,500)	(668)	667,500	668			—
Stock option compensation expense						523,614		523,614
Shares issued for acquisition	$0.67			590,151	588	392,908		393,496
For estimated liquidated damages	$0.62					(74,400)		(74,400)
Net loss for the year ended December 31, 2006							(2,040,754)	(2,040,754)

Balance at December 31, 2006		3,332,500	$3,332	7,918,921	$7,917	$7,592,702	$(5,809,604)	$1,794,347

See accompanying notes to consolidated financial statements

CANEUM, INC.
Notes to Financial Statements
December 31, 2006
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
Caneum, Inc. is a global provider of business process and information technology outsourcing services across vertical industries, including technology, energy, government, transportation, financial services, education and healthcare. The Company provides a suite of business strategy and planning capabilities to assist companies with their outsourcing decisions in the areas of data, network, product development, product maintenance and customer support, and fulfills its services in-house, on-shore, near-shore and off-shore, depending on the business goals and objectives of its global customers. In parallel, the Company is opportunistically pursuing accretive acquisitions within its core outsourcing service suite in order to broaden its core capabilities, expand its customer base and supplement its organic growth.
The Company’s mission is to provide innovation and global competitiveness through the borderless integration of people, process, technology and information. In order to accomplish this, Caneum offers its customers business process outsourcing (BPO) services and information technology outsourcing (ITO) services. BPO services are comprised of (i) customer support, including call centers and web agents for online and offline technical, customer and product support, (ii) human resources, including benefits packages, pre-employment screening, retained and contingent recruiting and information technology centric staffing, (iii) sales and marketing, including online web agents, lead generation and distribution channel expansion, and (iv) investor relations and public relations, including audio transcription and web development, deployment and maintenance for investor communications, and (v) finance and accounting, including data entry and back office processing. ITO services are comprised of (i) IT enterprise software services, including architecting, integrating, deploying, migrating and maintaining front-end sales force automation (SFA), back-end enterprise resource planning (ERP), case management, expert system and enterprise application software packages, (ii) IT infrastructure services, including systems administration, database administration, web development, network optimization, infrastructure audits and system architecture, and (iii) product development, including hardware, firmware and software coding, development and maintenance for existing product lines and next generation product prototyping.
The Company has two vehicles in place to satisfy its working capital requirements: the Barron warrant structure described in Note 6 and the $1.5 million line of credit from Bridge Bank described in Note 14. The Company has prepared an operational plan for 2007 which projects operational cash neutral cash flow by the second quarter 2007. However, there can be no assurance that the Company will achieve its operational plan.

CANEUM, INC.
Notes to Financial Statements
December 31, 2006
NOTE 2 — Significant Accounting Policies
Consolidation
The accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiary, TierOne Consulting, Inc., from the date of its acquisition of March 28, 2006.
Additionally, the balance sheet as of December 31, 2006, reflects the impact of the acquisition of 55% of Continuum Systems Private Limited, an Indian corporation (“Continuum”) on December 31, 2006. This investment occurred through the Company’s wholly owned subsidiary, Caneum Asia Pacific PTE. LTD. (“Caneum Asia Pacific”), formed in Singapore on December 21, 2006. All inter-company transactions have been eliminated upon consolidation.
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
Segment Reporting
The company has determined that it operates and reports as one single segment.
Customer Concentrations
During the year ended December 31, 2006, we had three customers that each accounted for at least 10% of sales. Countrywide Financial Corporation accounted for 21%, DIRECTV accounted for 16%, and Keane accounted for 16% of our 2006 revenues, respectively. For the prior year, we had one customer, Countrywide Financial Corporation, which accounted for 10% of our annual revenue. Keane, DIRECTV and Countrywide accounted for 15%, 9% and 5%, respectively, of our outstanding receivables on December 31, 2006. There was no significant concentration of receivables at December 31, 2005.
Accounts Receivable Policy
The Company grants unsecured credit to its customers and maintains a bad-debt reserve which it reviews periodically for sufficiency based on age of accounts, collection history, relationship with client and risk profile. If receivable is deemed uncollectible, the company writes it off against the reserves.
Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expenses were approximately $24,740 and $21,794 for 2006 and 2005, respectively.

CANEUM, INC.
Notes to Financial Statements
December 31, 2006
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2006, and December 31, 2005, the Company had $335,202 and $99,760 respectively, on deposit. The 2006 amount is FDIC insured up to $100,000 and is on deposit with a highly reputable institution.
Stock-Based Compensation
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires all share based compensation payments to be recognized in the financial statements based on their fair value using an option pricing model.
The Company adopted SFAS 123R using the modified prospective method which requires that share based payments granted prior to adoption be expensed prospectively as they are earned. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. The Company uses the Black-Scholes option-pricing model to value stock option awards and has elected to treat awards with graded vesting as a single award. The adoption of SFAS 123R had a material impact on the Consolidated Statement of Operations. This impact is more fully described in Note 10.
Pro Forma Presentation for Periods Prior to the Adoption of SFAS 123R — Under the modified prospective transition method, results for prior periods have not been restated to reflect the effects of implementing SFAS 123R. The following table illustrates the effect on net loss as if the company had applied the fair value recognition provisions of SFAS No. 123, to stock based employee compensation.

2005
Net loss as reported	$(1,274,945)

Stock based compensation deducted in arriving at net loss as reported	339,239

Adjusted net loss	(935,706)

Stock based compensation determined under the fair value method	(1,203,045)

Pro-forma net loss	$(2,138,751)

Net loss per share, as reported	$(0.27)

Pro-forma net loss per share	$(0.46)

CANEUM, INC.
Notes to Financial Statements
December 31, 2006
Goodwill and Other Intangible Assets

Goodwill is recorded when the purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but requires testing for potential impairment, at a minimum on an annual basis, or when indications of potential impairment exist. The impairment test for identifiable assets not subject to amortization is also performed annually or when impairment indications exist.

Identified intangible assets that are subject to amortization are evaluated for impairment similar to the evaluation of other long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The carrying value of these assets is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or asset group.

Fair Value of Financial Instruments
SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 2006 and December 31, 2005, management believes that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value because of the short maturity of these financial instruments. Management also believes that the carrying amounts of its notes payable and installment loans approximate fair value as of December 31, 2006, as they fully mature in less than two years and their interest rates are consistent with current market rates.
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
Long-Lived Assets
In accordance with the Statement of Financial Accounting (“SFAS”) No. 144, the carrying value of long lived assets, including property and equipment, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow losses or a projection that demonstrates continuing losses associated with the use of a long lived asset, significant changes in the manner of use of the assets or significant changes in business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. If impairment loss were to be recognized, the carrying amount would be reduced to the estimated fair value as determined based on quoted market prices or the use of other valuation techniques.
Property & Equipment
Property and Equipment are recorded at cost, less accumulated depreciation. Additions and substantial betterments are capitalized and include expenditures that materially extend the useful lives of existing facilities and equipment. Maintenance and repairs that do not materially improve or extend the lives of the respective assets are expensed as incurred.

CANEUM, INC.
Notes to Financial Statements
December 31, 2006
Depreciation expense is recorded over the estimated lives of the respective assets using the straight line method for financial statement purposes. The range of lives are generally 3-10 years for furniture, fixtures and equipment and 3-5 years for computer systems and computer equipment.
Per Share Data

The Company computes net loss per common share in accordance with SFAS No. 128, Earnings Per Share and SEC Staff Accounting Bulletin No. 98, Computations of Earnings Per Share. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common shareholders for the period by the weighted average common and dilutive equivalent shares outstanding during the period.

At December 31, 2006 and December 31, 2005, the Company had options to purchase an additional 7,522,796 and 4,636,250 common shares, respectively, that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

At December 31, 2006 and December 31, 2005, the Company had warrants to purchase an additional 8,372,469 and 150,333 common shares, respectively that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

In addition, as of December 31, 2006, the Company could be required to issue addition warrants to purchase up to 611,200 common shares upon future exercise of existing outstanding warrants.

At December 31, 2006, the Company had outstanding 3,332,500 convertible (1:1) preferred shares that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

In addition, as of December 31, 2006, the Company could be required to issue up to 2,600,000 addition Preferred shares upon failure to achieve certain adjusted EBITDA targets.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from those estimates.
The Company has reclassified $40,000 of stock based compensation, previously recorded as deferred compensation, to additional paid in capital as of December 31, 2006, in accordance with SFAS 123R.
New Accounting Pronouncements
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2006 annual consolidated financial statements. The company estimates that this had no impact on its consolidated financial statements.

CANEUM, INC.
Notes to Financial Statements
December 31, 2006
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
In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for the Company beginning January 1, 2007. The company estimates that this pronouncement will have no impact on its consolidated financial statements.
In February 2007, the FASB issued SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its financial statements, and offers an irrevocable option to record the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS is effective for fiscal years beginning on or after November 17, 2007. The company is currently evaluating the impact of SFAS 159 will have on its consolidated financial statements.
In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP addressed an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB. No. 5. The guidance in this FSP amends Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, this guidance shall be effective for the financial statements issued for fiscal years beginning December 15, 2006, and interim periods within those fiscal years.
Based on the registration rights agreement in place as of December 31, 2006 our management does not believe this pronouncement will have a material impact on our financial position or results of operations. The company is currently assessing the impact of this FSP in relation to the registration entered into in conjunction with our recent private placement.
NOTE 3 — RELATED PARTY TRANSACTIONS
Investor Relations
On December 2, 2004, we entered into a one-year investment relations and corporate public relations agreement beginning January 1, 2005, with The Liquid Group, Inc., formerly known as BDR Showalter, Inc., a company owned by Jason Daggett, a shareholder. The agreement was renewable for additional six-month terms unless otherwise terminated by either party in writing at least 30 days prior to expiration. It may be terminated for cause by either party at any time upon 10 days’ prior notice.
Pursuant to the agreement, The Liquid Group received compensation of $5,680 per month through October 31, 2006 which was then reduced to $3,500 per month. The agreement also included mutual indemnification provisions. As of January 30, 2007, the agreement was terminated. The Company paid $134,650 and $111,750 to The Liquid Group for the years ended December 31, 2006 and 2005, respectively.

CANEUM, INC.
Notes to Financial Statements
December 31, 2006
Consulting
The Company had a consulting agreement with Robert F. Mitro, a Director of our board. Mr. Mitro originally provided services pursuant to an employment agreement approved on October 28, 2003. The employment agreement was replaced on February 4, 2005, with a consulting agreement under which the Company agreed to pay Mr. Mitro $5,000 per month in shares of the Company’s common stock for his consulting services to the Company. The consulting agreement expired on October 23, 2006. The Company issued shares valued at $48,700 and $60,000 to Mr. Mitro for the years ended December 31, 2006 and 2005, respectively.
NOTE 4 — INTANGIBLE ASSETS
On March 28, 2006, and as more fully described in Note 7 the Company acquired TierOne Consulting, Inc. for a purchase price of $2,971,700. In addition to the tangible assets acquired and liabilities assumed, which have been recorded at their fair value the Company allocated a part of the purchase price of $90,000 to the trade marks and logos, $737,000 to the customer relationships, and $78,000 to the employment agreements of the two principals. These values were calculated based on the discounted net revenues estimated to accrue from each of the identified intangible assets and represent managements best estimates at the time the transaction occurred. The balance of the purchase price of $1,464,800 was recorded as goodwill. The above allocations were validated by a third party appraiser.
On December 31, 2006, and as more fully described in note 8, the Company acquired 55% ownership of Continuum Systems for a purchase price of $423,558 plus direct acquisition costs for legal services of $19,939. In addition to the tangible assets acquired and liabilities assumed, which have been recorded at fair value, the Company allocated a part of the purchase price of $161,000 to customer relationships. These values were provided by a third party appraiser.
The Company acquired a license for a software product for $75,000. The license fee payable is included in accounts payable. Payment is due when sales are made to Caneum’s customers or by February 28, 2007. Since no sales have been made to date, management is presently renegotiating the payment terms associated with this license to extend the time frame of payments due.
We account for goodwill and other intangible assets in accordance with SFAS No. 142, which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to its fair value and assessing the ongoing appropriateness of the indefinite life classification. For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired, otherwise goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. At December 31, 2006, management believes that there was no impairment of the intangible assets.

CANEUM, INC.
Notes to Financial Statements
December 31, 2006
Total amortization expense for the twelve months ended December 31, 2006 and 2005, was $202,300 and $705 respectively. The amortization period for the definite lived intangible assets is 1-5 years.

Intangible assets subject to amortization:
	Useful	Gross	Amort as of	Unamort
	Life	Cost	Dec ’06	Balance
Customer contracts & relationships	5 Yrs	$737,000	$110,550	$626,450
Employment contracts	2 Yrs	$78,000	$29,250	$48,750
Licenses	1 Yr	$75,000	$62,500	$12,500
Continuum customer relationships	5 Yrs	$161,000	—	$161,000
In addition to the intangibles listed above, trademarks for $90,000 were recorded with indefinite life and no amortization expense.
Future estimated aggregate amortization expense for the years ended December 31, 2007 through December 31, 2011, is as follows:

Fiscal 2007	$231,000
Fiscal 2008	$189,000
Fiscal 2009	$180,000
Fiscal 2010	$180,000
Fiscal 2011	$69,000
NOTE 5 — INCOME TAX
Income tax provision is summarized as follows:

	Year Ended
	December 31,
	2006	2005
Current:
Federal	$—	$—
State	2,868	800

	2,868	800

Deferred:
Federal	—	—
State	—	—

Income tax provision	$2,868	$800

CANEUM, INC.
Notes to Financial Statements
December 31, 2006
The actual income tax provision differs from the expected tax computed by applying the Federal corporate tax rate of 34% to the loss before income taxes as follows:

	Year Ended December 31,
	2006	2005
Expected Federal income tax benefit	$(694,000)	$(368,000)
Expected State income tax benefit, net	(122,500)	(65,000)
State tax (benefit) expense, net of Federal benefit	2,868	800
Other	(120,500)	—
Increase in valuation allowance	937,000	433,000

Income tax provision	$2,868	$800

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	12/31/2006	12/31/2005
Deferred tax assets:
Federal and state net operating loss carryforwards	$1,258,000	$865,000
Allowances for bad debts	89,000	2,000
Stock based compensation	407,000	—
Capital losses in excess of capital gains	55,000	5,000

Total deferred tax assets	1,809,000	872,000
Valuation allowance	(1,809,000)	(872,000)

Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections of taxable income for the future, management believes “more likely than not” that the deferred tax assets will not be not utilized. Accordingly, management recorded a 100% valuation allowance against the Company’s deferred tax assets. There can be no assurance that the Company will be able to realize the benefit of some or all of the federal and state loss carryforwards either due to the ongoing operating losses, expiry of the carryforward period or due to ownership changes, which may limit the usefulness of the loss carryforwards.
At December 31, 2006, the Company has available unused net operating loss carryforwards (NOLs) of approximately $3,146,000 for federal and for state that may be applied against future taxable income and that, if unused, the state NOLs expire beginning in 2010 and the federal NOLs expire beginning in 2020.
Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986.

CANEUM, INC.
Notes to Financial Statements
December 31, 2006
The annual limitation may result in the expiration of net operating loss carryforwards before utilization.
NOTE 6 — BARRON FINANCING
On March 24, 2006, the Company entered into and closed a funding agreement with Barron Partners, LP (“Barron”). Pursuant to the Preferred Stock Purchase Agreement which set forth the terms of the funding, the Company issued 4,000,000 shares of Series A Preferred Stock to Barron at $0.50 per share for gross proceeds of $2,000,000. The Series A Preferred Stock is convertible into shares of the Company’s common stock on a share-for-share basis, and is subject to adjustment in the event of certain corporate transactions. The Series A Preferred Stock does not accrue dividends nor does it have voting rights. However, the terms of the purchase agreement does prohibit certain corporate amendments without affirmative approval of the Holders of the shares of the Series A Preferred Stock then outstanding. The Series A Preferred Shares have a liquation preference to any Junior Security of $0.50 per share. In addition, if the Company fails to meet certain adjusted EBITDA targets for 2006 or 2007, it has agreed to issue additional shares of Series A Preferred Stock to Barron, not to exceed 2,600,000 shares. Pursuant to the agreement with Barron, the Company also issued 4,000,000 A Warrants exercisable at $0.50 per share, 2,000,000 B Warrants exercisable at $1.00 per share, and 2,000,000 C Warrants exercisable at $1.50 per share. The warrants are exercisable immediately and expire on March 24, 2010. At any time that the average closing sale price of our common stock for a period of twenty consecutive trading days equals or exceeds 200% of the then existing exercise price of the warrants, and provided that a registration statement covering the shares underlying the warrants is available for the resale of the common shares, the Company has the right, upon twenty days written notice to the warrant holders, to call the warrant for cancellation in whole or in part. Maximum potential funding pursuant to the agreement with Barron, including the purchase of the Series A Preferred Stock and assuming the exercise of all of the warrants, of which there is no assurance, is $9,000,000. At closing, the Company paid a $50,000 due diligence fee to Barron.
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
In connection with the issuance of the Series A Preferred Stock, we recorded a beneficial conversion charge of $755,048 under the guidance of EITF 00-27. A beneficial conversion charge is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the convertible security can convert at the date of issuance. The consideration allocated to the convertible security was based on the relative fair values of the convertible security, detachable warrants and contingently issuable Preferred Stock, under the guidance of EITF 98-5, limited to the amount allocated to the convertible security. The amount of the beneficial conversion charge has been accreted as a deemed dividend because the preferred stock is immediately convertible. The amount of the beneficial conversion charge has been reflected as an adjustment to the net loss attributable to common shareholders on our Consolidated Statement of Operations.
The Stock Purchase Agreement for the Series A Preferred Stock also provides that the holders receive additional shares if certain EBITDA targets are not achieved. We will record an additional beneficial conversion of $490,781 if the maximum 2,600,000 shares of Series A Preferred Stock are issued.

CANEUM, INC.
Notes to Financial Statements
December 31, 2006
If the Company fails to maintain the effectiveness of the registration statement during the period commencing six months after March 24, 2006, through two years from such date, it is required to pay liquidated damages to Barron equal to 30,000 shares of common stock for each thirty-day period, or portion thereof, during which the registration statement is not effective. The Company is required to file a post-effective amendment to the registration statement within fifteen trading days after the registration statement is required to be amended. The maximum number of shares issuable as liquidated damages is 240,000 shares. As the Company failed to maintain the effectiveness of the registration statement in May 2007, the Company accrued as estimated liquidated damages $74,400 as of December 31, 2006.
During the year ended December 31, 2006, Barron converted an aggregate of 667,500 shares of Series A Preferred Stock into 667,500 shares of common stock and exercised 360,000 A Warrants for cash of $180,000.
NOTE 7 — TIER ONE TRANSACTION
On March 28, 2006, the Company entered into and closed a Stock Purchase Agreement with Tier One Consulting, Inc. (“Tier One”) and its two shareholders, Michael A. Willner and Robert J. Morris, in which the Company acquired all of the outstanding shares of Tier One. The purchase price for the shares of Tier One was $2,971,700, of which $1,375,000 was paid at closing, $1,375,000 of which is payable in two equal installments of $687,500 on the first and second anniversary of the closing, and $13,333 which is payable monthly for two years. The related installment payables have been recorded at present value using a discount rate between 11% and 12% and the related discount will be accreted to interest expense through the payment dates. In addition, the Company deposited $343,750 into a designated bank account for payment toward the first installment and it agreed to reserve a like amount from our bank lines of credit for payment of the first installment, if necessary. The installment payments are subject to adjustment for certain set-offs for any post-closing undisclosed liabilities of Tier One, enforcement of indemnification provisions by Tier One in the agreement, a decline in the EBIT calculation in the Tier One audited financial statements for 2005, or any increase or decrease in the estimated cost of the audit of the Tier One financial statements for 2005. The first anniversary payment was offset by $1,975 and reduced to $685,525. The funds for the payment at closing and the deposit into the designated bank account were furnished from the funding transaction with Barron described in Note 6. On March 28, 2007, we paid a total of $341,775 to Messrs Willner and Morris, with the balance of the adjusted first anniversary payment payable in installments of $10,000 each per month beginning April 1, 2007. The unpaid balance will bear interest at 8% per annum and we have agreed to use our best efforts to increase the amount of the monthly payments and to prepay the balance prior to December 31, 2007. As a result of the acquisition of all of the outstanding stock of Tier One from its shareholders, Tier One is now a wholly owned subsidiary of the Company. The allocation of the purchase price to the net tangible and intangible assets of TierOne is shown in the table below:

CANEUM, INC.
Notes to Financial Statements
December 31, 2006

Allocated to purchase price:	2,971,700

Accounts receivable and cash	777,800
Fixed assets	40,200
Trademarks	90,000
Customer contracts & relationships	737,000
Employment contracts	78,000
Less liabilities assumed	(216,100)

Total identifiable assets, net	1,506,900

Remaining balance to goodwill	1,464,800
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
NOTE 8 — CONTINUUM TRANSACTION
On December 29, 2006, we entered into a series of transactions in connection with the acquisition of Continuum Systems Private Limited, an Indian corporation (“Continuum”). Through our wholly owned subsidiary, Caneum Asia Pacific PTE. LTD. (“Caneum Asia Pacific”), formed by us in Singapore on December 21, 2006, we acquired 55% of Continuum on December 31, 2006, and entered into an agreement on December 31, 2006, to acquire the remaining 45% on or before June 30, 2007. At closing we purchased 45% of the outstanding stock of Continuum from Iain Allison, the Director of Strategic Alliances for Continuum, for a total of 446,691 shares of our common stock pursuant to a Stock-for-Stock Exchange Agreement dated December 29, 2006, and we purchased 10% of Continuum’s outstanding stock from Neeraj Sehgal, the Director of IT Solutions for Continuum, for $50,000 and 25,735 shares of our common stock pursuant to a Stock Purchase Agreement dated December 29, 2006. We also agreed to acquire the remaining 45% of the outstanding stock of Continuum from Jesper Lindorff, the Chief Executive Officer of Continuum for 343,750 shares plus a cash payment of $70,000. Of the 343,750 shares, 82,989 shares valued at $56,432 were committed to Jesper Lindorff as of December 31, 2006 and have been included with intangible assets acquired as this is where the amount was ultimately classified upon consummation of the deal (see Note 14). In connection with the Continuum acquisition we issued 34,746 shares for directly related legal services.
As a result of the closing, and pursuant to the terms of the acquisition agreements, Suki Mudan, our President, and Gary Allhusen, our Chief Operating Officer, were appointed to serve as directors of Continuum with Mr. Lindorff.

CANEUM, INC.
Notes to Financial Statements
December 31, 2006
Effective with the closing of the acquisition agreements, we entered into a two-year renewable Marketing Agreement dated December 31, 2006, with Mr. Allison whereby we agreed to compensate him with commissions of 8% on all sales by Continuum up to $2,000,000 that he sources and 10% top line commission on all sales in excess of $2,000,000. We also agreed to provide him with incentive payments of our common stock over the term of our Marketing Agreement. We have agreed to grant him an incentive bonus of 297,794 shares of common stock payable on December 31, 2007, and 248,162 shares payable on December 31, 2008. The incentive bonuses are subject to certain conditions. If Continuum fails to generate gross revenue for the twelve-month period ending December 31, 2007, or for the twelve-month period ending December 31, 2008, equal to or greater than the gross revenue generated by Continuum during the twelve-month period ended December 31, 2006, then the number of shares of common stock to be delivered to Mr. Allison for the first and second year payments will be proportionately reduced. Also, if the Marketing Agreement is terminated by us for cause on or before the first or second anniversary of the agreement, any unpaid incentive payment or payments will be forfeited. In the event of certain corporate transactions which result in a change of control of our company, the incentive payments may become immediately due and payable.
Also effective with the closing of the acquisition agreements, Continuum entered into a two-year renewable employment agreement with Neeraj Sehgal to continue his services as Director of IT Solutions at an annual base salary of Rs.549,600 (approximately $12,500) and grant him a signing bonus of 25,735 shares of our common stock and 100,000 options under our 2002 Stock Option/Stock Issuance Plan (the “Plan”). The options are exercisable at $0.59 per share and are subject to vesting at the rate of 1/4 of the granted options after one year and 1/48th of the granted options per month thereafter. In addition, we also agreed to provide him with incentive payments of our common stock over the term of the employment agreement. We granted him an incentive bonus of 66,177 shares of common stock payable on December 31, 2007, and 55,147 shares payable on December 31, 2008. The incentive bonuses are subject to the same terms as the incentive stock bonuses granted to Mr. Allison above.
On December 31, 2006, Continuum entered into a two-year renewable employment agreement with Jesper Lindorff to continue his services as Chief Executive Officer at an annual base salary of Rs.789,600 (approximately $18,000) and 150,000 options under our Plan. The options are exercisable at $0.59 per share and are subject to vesting at the rate of 1/4 of the granted options after one year and 1/48th of the granted options per month thereafter. We granted Burdock Inc., a Saint Vincent & the Grenadines company, designated by Jesper Lindorff an incentive bonus of 297,794 shares of our common stock payable on December 31, 2007, and 248,162 shares payable on December 31, 2008. The incentive bonuses are subject to the same terms as the incentive stock bonuses granted to Mr. Allison above. We also entered into a two-year renewable consulting agreement effective December 31, 2006, with Burdock Inc. at a monthly fee of $3,000 per month as well as $70,000 and 82,989 shares of our common stock. The $70,000 was paid on the closing of the stock swap agreement under Indian regulations in June 2007.

CANEUM, INC.
Notes to Financial Statements
December 31, 2006
Continuum is an approximately 120-person Indian company located in New Delhi (Gurgaon), India. It provides services in four primary areas: Application services, including development, integration, re-engineering, migration and maintenance; customer support, including email, chat and voice; BPO, including technical support, data conversion, and data mining; and e-service, including web-designing, search engine optimization, and e-commerce. Continuum’s customer base includes companies from Sweden, Switzerland, the United Kingdom, Nigeria, India, Mauritius, Indonesia and the United States.
The allocation of the purchase price to the net tangible and intangible assets of Continuum is shown in the table below:

Acquired identifiable assets:
Accounts receivable and cash	$422,800
Fixed assets	$132,800
Customer relationships	$160,900
Other	$53,900
Less liabilities assumed	$(95,700)

Total identifiable assets, net	$674,700

Minority interest	$(231,200)

Acquisition price	$443,500

NOTE 9 — COMMON STOCK TRANSACTIONS
During the twelve months ended December 31, 2006, the Company issued 180,521 shares for services rendered. The value of the services was $133,448.
During the twelve months ended December 31, 2006, in connection with a private placement, the Company issued 466,671 shares of common stock for cash proceeds totaling $350,004.
Common shares totaling 26,633 were also issued as direct acquisition costs valued at $20,777.
During the twelve months ended December 31, 2006, the Company issued 667,500 common shares as a result of the conversion of the same number of preferred shares.

CANEUM, INC.
Notes to Financial Statements
December 31, 2006
During the twelve months ended December 31, 2006, the Company issued 555,415 shares for the acquisition of 55% of Continuum Systems, Pvt Ltd valued at $373,558.
During the twelve months ended December 31, 2006, the Company issued 34,736 additional shares for the acquisition of Continuum Systems, Pvt Ltd valued at $19,939 for direct legal services.
During the twelve months ended December 31, 2006, pursuant to the Company’s 2002 Stock Option/Stock Issuance Plan, 240,454 shares were issued in connection with the exercising of stock options for cash proceeds of $132,250.
During the twelve months ended December 31, 2006, pursuant to the Company’s 2002 Stock Option/Stock Issuance Plan, 360,000 shares were issued in connection with the exercising of stock warrants for cash proceeds of $180,000.
During 2005, the Company issued 52,692 shares at an average price of $1.03 to a consultant for services rendered on a monthly basis. The value of the services was $54,077.
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
On December 1, 2005, options were exercised pursuant to the Company’s 2002 Stock Option/Stock Issuance Plan. 275,000 shares were issued at $.55 for cash proceeds of $151,250.
On December 30, 2005, the Company granted an award of 40,000 shares to an agent of the Company. These shares were unvested at December 31, 2005.
In 2005, the Company also issued 100,667 shares of common stock for $75,000 in connection with a private placement. The stock was issued with accompanying Common Stock Purchase Warrants at the rate of 50% of the shares purchased.
In addition to common shares during the twelve months ended December 31, 2006, the Company issued 4,000,000 convertible preferred shares for cash totaling $2,000,000 less $210,000 in direct acquisition costs.
NOTE 10 — STOCK PLAN
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

The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	2006	2005
Volatility	71 – 97%	35.33%
Risk free Interest rate	4.8%	4.29%
Expected life of Options	4-5 years	4-5 years
Exercise price	$0.59 – 0.83	$0.71 – 2.38
Dividend yield	0	0
The fair value of stock options granted is recognized to expense over the requisite service period. Compensation expense for all employees share-based payment awards is recognized using the straight-line single-option method.
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
Impact of SFAS No. 123R
The following table presents the impact to the Company’s consolidated financial statements as a result of our adoption of SFAS No. 123R for the twelve months ended December 31, 2006:

Year ended
December 31,
2006
Stock-option compensation expense	$524,000
Effect on loss per share:
Basic and diluted	$(0.08)
As of December 31, 2006, the unamortized compensation expense related to outstanding unvested options was approximately $1,332,000. The Company expects to amortize this expense over the remaining vesting period of 1-4 years for these stock options.

CANEUM, INC.
Notes to Financial Statements
December 31, 2006
Prior to the adoption of SFAS No. 123R, for options granted to employees, the Company applied Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and provided the pro forma disclosures of SFAS No. 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Prior to January 1, 2006, no compensation expense has been recognized for options granted unless the grants were issued at exercise prices below market value.
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

CANEUM, INC.
Notes to Financial Statements
December 31, 2006
A summary of the status of the plan and changes for the periods ended December 31, 2006 and 2005 are presented below:

	2006		2005
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at January 1	4,636,250	0.81	3,990,000	$0.67

Granted	3,287,000	0.77	1,577,500	$1.69

Cancelled/forfeited	(160,000)	2.36	(656,250)	$1.70

Exercised	(240,454)	0.54	(275,000)	$0.55

Outstanding at December 31,	7,522,796	0.77	4,636,250	$0.81

Options exercisable at December 31	4,522,420	0.75	3,735,668	0.70

Weighted-average fair value of options granted during the period	$0.48		$1.33
The following table summarizes information about the options outstanding at December 31, 2006

	Options Outstanding			Options Exercisable
	Number	Weighted-Average		Number
Range of	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Exercise Prices	December 31, 2006	Contractual Life	Exercise Prices	December 31, 2006	Exercise Price
$0.00 - $1.00	6,807,796	8.1 years	0.69	4,003,092	$0.64

$1.00 - $2.00	665,000	8.4 years	1.47	469,328	$1.46

$2.00 - $3.00	50,000	7.6 years	2.40	50,000	$2.40

$0.00 - $3.00	7,522,796	8.1 years	0.77	4,522,420	$0.75

The aggregate intrinsic value of options outstanding as of December 31, 2006, was $174,000 and the aggregate intrinsic value of options exercisable as of December 31, 2006, was $166,000. The total intrinsic value of options exercised during the year ended December 31, 2006, was $72,000. The intrinsic value of options vested in 2006 was 0.

CANEUM, INC.
Notes to Financial Statements
December 31, 2006
In addition to the options discussed above, and excluding the warrants issued to Barrons and discussed fully in Note 6, the Company has the following outstanding warrants as follows:
•	50,000 warrants for common shares at $0.75 each. These warrants were issued during 2005 and are fully vested at December 31, 2005.

•	50,000 warrants for common shares at $1.40 each. These warrants were issued to consultants to the Company and are fully vested.

•	The Company issued 100,667 shares of common stock in a private placement dated October 1, 2005, with accompanying Common Stock Purchase Warrants at the rate of 50% of the shares purchased. Accordingly 50,333 warrants are outstanding related to this common stock. The warrants are exercisable at $1.00 with certain incentive discounts to the exercise price available through December 31, 2009.

•	The Company issued 466,671 shares of common stock in a private placement dated January 2, 2006, with accompanying Common Stock Purchase Warrants at the rate of 50% of the shares purchased. Accordingly 233,336 warrants are outstanding related to this common stock. The warrants are exercisable at $1.00 with certain incentive discounts to the exercise price available through March 31, 2010.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Employment Contracts
On October 28, 2003, the Company’s Compensation Committee approved three-year employment agreements with the Company’s President, Sukhbir Singh Mudan, and Alan S. Knitowski, the Company’s Chairman. The base salary for each individual is $120,000. On March 17, 2004, the Compensation Committee approved a three-year employment agreement with the Company’s Executive Vice-President, Gary D. Allhusen with a base salary of $120,000.
The employment contract with Mr. Mudan was extended through March 31, 2008, on September 29, 2006. As a result, Mr. Mudan will receive a bonus of $60,000 in cash or stock if he notifies the company on or before March 31, 2008 that he desires to enter into negotiations for a new employment agreement. Mr. Mudan’s bonus is performance based and can range from zero to 100% of his base compensation. Additionally if Mr. Mudan and the Company successfully negotiate a new contract on or before April 30, 2008, a new option grant will be awarded. He will also receive a sign on bonus between 25% and 150% of the base salary in the new agreement. This bonus may be in cash or common stock. Consideration granted for entering into this amendment includes incentive options to purchase 125,000 shares. The options were granted under our 2002 Stock Option/Stock Issuance Plan (the “Plan”). The ten-year options are exercisable at $0.70 per share and vest 1/6th per quarter beginning with the quarter ended December 31, 2006. Remaining terms have not changed from the October 28, 2003 agreement. Mr. Mudan’s base compensation remains at $120,000 per annum.

CANEUM, INC.
Notes to Financial Statements
December 31, 2006
The employment contract with Mr. Knitowski was extended through March 31, 2008, on September 29, 2006. Mr. Knitowski will receive a bonus of $60,000 in cash or stock if he notifies the company on or before March 31, 2008 that he desires to enter into negotiations for a new employment agreement. Mr. Knitowski’s bonus is performance based and can range from zero to 100% of his base compensation. Additionally, if Mr. Knitowski and the Company successfully negotiate a new contract on or before April 30, 2008, a new option grant will be awarded. He will also receive a sign on bonus between 25% and 150% of the base salary in the new agreement. This bonus may be in cash or common stock. Consideration granted for entering into this amendment includes incentive options to purchase 125,000 shares. The options were granted under our 2002 Stock Option/Stock Issuance Plan (the “Plan”). The ten-year options are exercisable at $0.70 per share and vest 1/6th per quarter beginning with the quarter ended December 31, 2006. Mr. Knitowski is required to devote his best efforts to performing well all duties that the Company may reasonably assign to him from time to time during the term of the agreement, but he will not be required to devote in excess of 25% of his business time and effort to providing these services. His base salary remains at $120,000 per annum.
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
Leases
Our administrative offices, consisting of approximately 1,841 square feet of office space, are located at 170 Newport Center Drive, Suite 210, Newport Beach, California. We sublease this office space from Cygni Capital LLC. The sublease, dated October 25, 2006, expires on September 8, 2007. Monthly lease payments for the space are $4,592. Lease expense for our administrative office was $25,360 and $20,350 for the years ended December 31 2006 and 2005, respectively. Future minimum lease payments through expiration of the lease on September 8, 2007 were $37,961 as of December 31, 2006.
We presently have three separate offices for our India operations, representing a total of approximately 7,700 square feet of office space located in Gurgaon, Delhi, India. Monthly lease payments for the total space are approximately $6,310 based upon the current exchange rate. The current leases on this space expire beginning February 28, 2008, thorough June 3, 2009.
NOTE 12 — NOTES PAYABLE
Credit Lines
As of December 31, 2006, the Company maintained a small business credit line with Wells Fargo Bank. Under the terms of the agreement the total credit available is $100,000, there is no collateral for the line and the interest rate is variable in nature. The Company must pay the finance charge every month. The balance outstanding on the line was $90,624 at December 31, 2006, and the interest rate at that time was 8.5%. The credit line may be terminated at any time.
As of December 31, 2006, the Company maintained a line of credit Wells Fargo Bank. Under the terms of the agreement the total credit available is $60,000, there is no collateral for the line and the interest rate is variable in nature. The Company must pay the finance charge every month. The balance outstanding on the line was $58,278 at December 31, 2006, and the interest rate at that time was 13%.
As of December 31, 2006, the Company had outstanding a $50,000 non-interest bearing note due and paid in January 2007.
As of December 31, 2006, the Company had outstanding $11,480 on a short-term note bearing interest at 8.25% with monthly payments of $1,354 through September 2006.

CANEUM, INC.
Notes to Financial Statements
December 31, 2006
Note Payable to TierOne Consulting Principals
As of March 28, 2006, the company had obligations of $1,375,000 to the former principals of Tier One Consulting payable in two equal installments on the first and second anniversary of the closing, and $13,333 payable monthly for two years. In addition, the Company deposited $343,750 into a designated bank account for payment toward the first installment and it agreed to reserve a like amount from our bank lines of credit for payment of the first installment, if necessary. In March 2007, we amended the Tier One acquisition agreement to reduce the amount payable on the first anniversary and to restructure the payment. The first anniversary payment was offset by $1,975 and reduced to $685,525. On March 28, 2007, we paid a total of $341,775 to Messrs Willner and Morris, with the balance of the adjusted first anniversary payment payable in installments of $10,000 each per month beginning April 1, 2007. The unpaid balance of $345,725 will bear interest at 8% per annum and we have agreed to use our best efforts to increase the amount of the monthly payments and to prepay the balance prior to December 31, 2007. The Company will make total accreted principal payments of $726,715 during 2008.
NOTE 13 — CORRECTION OF AN ERROR
In connection with the issuance of the Series A Preferred Stock, we were required to record a beneficial conversion charge of $755,048 in the quarter ended March 31, 2006, under the guidance of EITF 00-27. A beneficial conversion charge is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the convertible security can convert at the date of issuance. The consideration allocated to the convertible security was based on the relative fair values of the convertible security, detachable warrants, and contingently issuable Preferred Stock, under the guidance of EITF 98-5, limited to the amount allocated to the convertible security. The amount of the beneficial conversion charge has been accreted as a deemed dividend because the Preferred Stock is immediately convertible. The amount of the beneficial conversion charge has been reflected as an adjustment to the net loss attributable to common shareholders on our Consolidated Statement of Operations.
The Stock Purchase Agreement for the Series A Preferred Stock also provides that the holders receive additional shares if certain EBITDA targets are not achieved. We will record an additional beneficial conversion of $490,781 if the maximum 2,600,000 shares of Series A Preferred Stock are issued.
The Company is assessing the impact of misstating goodwill recorded with its March 2006 acquisition of Tier One, Inc. The Company has completed its analysis of the Tier One transaction and has determined that goodwill was understated by $99,600 as of March 31, 2006, and overstated by $80,700 as of June 30, 2006 and September 30, 2006. The understatement as of March 31, 2006, was caused by certain direct acquisition costs being expensed rather than allocated to goodwill as well as errors in the initial consolidation of Tier One resulting in overstatement of the net assets of Tier One as of the acquisition date. The overstatement of goodwill as of June 30, 2006, and September 30, 2006, was the result of consolidation errors. The Company is currently evaluating their impact on the previously reported results filed on Form 10-QSB for June 30, 2006 and September 30, 2006. The Company has reversed the consolidation errors and has correctly recorded the Tier One acquisition in accordance with the purchase method of accounting as prescribed by SFAS 141 “Business Combinations”.
NOTE 14 — SUBSEQUENT EVENTS
Bridge Bank Line of Credit
On February 12, 2007, Caneum, Inc. (the “Company”), and its wholly owned subsidiary, Tier One Consulting, Inc. (“Tier One”), (collectively the “Borrower”) entered into a Business Financing Agreement (the “Credit Agreement”) with Bridge Bank, National Association (the “Lender”) that provides for a $1,500,000 revolving line of credit (the “Line of Credit”). The effective date of the Credit Agreement is January 24, 2007, and the termination date of the agreement is January 24, 2008, unless terminated earlier by the Lender as provided in the Credit Agreement. Under the Line of Credit, the Lender will make advances (“Advances”) to the Borrower not exceeding the lesser of (i) $1,500,000 or (ii) 80% of the eligible accounts receivable; provided that at any time the Lender my establish a percentage of eligible accounts receivable greater or lesser than 80%. The Company paid a $15,000 facility fee to the Lender for entering into the Credit Agreement. The Credit Agreement also provides that the Borrower will pay a fee based on a percentage of the amount of the Line of Credit on each anniversary of the Credit Agreement and upon termination of the Credit Agreement by the Borrower within twelve months.
On January 2, 2007, we entered into an agreement to pay $1,250 of the rent on office space of Curo Capital, LLC, a company controlled by Alan Knitowski, our Chairman, and Luan Dang, one of our directors. The agreement expires on December 31, 2008, and acts as the office of the Chairman for our company.
Consummation of Continuum Acquisition
The closing of the acquisition of the remaining 45% interest in Continuum was finalized on June 6, 2007. As a result of this action, Caneum India Private Limited is now a wholly owned subsidiary of Caneum Asia Pacific PTE. LTD., which in turn is a wholly owned subsidiary of Caneum. To consummate the acquisition we issued an additional 260,761 shares of common stock and a cash payment of $70,000 as part of the stock purchase agreement.

CANEUM, INC.
Notes to Financial Statements
December 31, 2006
NOTE 15 — PRO FORMA BUSINESS COMBINATIONS
Pro forma — Consolidated income statement for the twelve months ending December 31, 2006 and 2005.
The following table represents, the performance of Caneum Inc, TierOne and Caneum India (formerly Continuum Systems) as if the acquisitions had occurred on January 1, 2005.

CANEUM, INC.
Pro forma Income Statement
	Twelve months ended	Twelve months ended
	December 31,	December 31,
	2006	2005
	(unaudited)	(unaudited)
REVENUE	$9,503,000	$8,844,000
COST OF REVENUE	6,859,000	5,974,000

GROSS PROFIT	2,644,000	2,870,000
OPERATING EXPENSES	4,276,000	3,653,000

LOSS FROM OPERATIONS	(1,632,000)	(783,000)
TOTAL OTHER INCOME	(140,000)	(170,000)

NET LOSS	(1,772,000)	(953,000)

LOSS PER COMMON SHARE	($0.26)	($0.18)
WEIGHTED AVERAGE COMMON SHARES	6,929,604	5,286,834

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1 & 10.23	Stock Purchase Agreement dated March 28, 2006, with Tier One Consulting, Inc.	8-K	000-30874	2.1	3/30/06
2.2 & 10.24	Correcting Amendment dated November 2, 2006, to Stock Purchase Agreement dated March 28, 2006, with Tier One Consulting, Inc.	8-K	000-30874	2.1	11/7/06
2.3 & 10.25	Amendment dated March 26, 2007, to Stock Purchase Agreement dated March 28, 2006, with Tier One Consulting, Inc.					X
2.4	Stock-For-Stock Exchange Agreement dated December 29, 2006, with Iain Allison	8-K/A-1	000-30874	2.1	1/8/07
2.5	Stock Swap Agreement dated February 26, 2007, with Jesper Lindorff					X
2.6	Stock Purchase Agreement dated December 29, 2006, with Neeraj Sehgal	8-K/A-1	000-30874	2.3	1/8/07
3.1	Articles of Incorporation	10-KSB	000-30874	4.3	6/19/06
3.2	Current Bylaws	8-K	000-30874	3.2	8/4/ 04
4.1	Form of Common Stock Certificate	S-8	333-135124	4.1	6/19/06
4.2	Amended 2002 Stock Option/Stock Issuance Plan *	8-K	000-30874	4.2	5/14/07
4.3 & 10.27	Grant of Stock Option Form used pursuant to the 2002 Stock Option/Stock Issuance Plan	8-K	000-30874	4.3 & 10.27	5/14/07
4.4	Certificate of Designations, Rights and Limitations of Series A Convertible Preferred Stock	8-K	000-30874	4.1	3/30/06
4.5	Form of Series A Preferred Stock Certificate	8-K	000-30874	4.2	3/30/06
4.6	Form of A Warrant	8-K	000-30874	4.3	3/30/06
4.7	Form of B Warrant	8-K	000-30874	4.4	3/30/06
4.8	Form of C Warrant	8-K	000-30874	4.5	3/30/06
4.9	Form of D Warrant exercisable at $0.50	10-QSB	000-30874	4.1	5/15/06
4.10	Form of E Warrant exercisable at $1.00	10-QSB	000-30874	4.2	5/15/06
4.11	Form of F Warrant exercisable at $1.50	10-QSB	000-30874	4.3	5/15/06
4.12	Registration Rights Agreement with Barron Partners, LP	8-K	000-30874	4.6	3/30/06

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.13	Form of Warrants issued in 506 Offerings	SB-2	333-134963	4.14	6/13/06
4.14	Form of Warrants issued to consultants	SB-2	333-134963	4.15	6/13/06
10.1	Employment Agreement dated October 28, 2003, with Suki Mudan *	10-QSB	000-30874	10.6	11/7/ 03
10.2	Amendment dated September 29, 2006, to Employment Agreement with Suki Mudan*					X
10.3	Employment Agreement dated October 28, 2003, with Alan S. Knitowski *	10-QSB	000-30874	10.7	11/7/ 03
10.4	Amendment dated September 29, 2006, to Employment Agreement with Alan S. Knitowski*					X
10.5	Employment Agreement dated March 17, 2004, with Gary D. Allhusen *	10-KSB	000-30874	10.9	3/30/04
10.6	Amendment dated June 22, 2006, to Employment Agreement with Gary D. Allhusen*					X
10.7	Employment Agreement dated March 28, 2006, with Robert Morris*	8-K	000-30874	99.2	3/30/06
10.8	Correcting Amendment dated November 2, 2006, to Employment Agreement with Robert Morris*	8-K	000-30874	2.1	11/7/06
10.9	Employment Agreement dated March 28, 2006, with Michael Willner*	8-K	000-30874	99.3	3/30/06
10.10	Correcting Amendment dated November 2, 2006, to Employment Agreement with Michael Willner*	8-K	000-30874	2.1	11/7/06
10.11	Sublease dated October 25, 2006, with Cygni Capital LLC					X
10.12	Investment Relations Agreement dated December 2, 2004, with The Liquid Group, Inc.	10-KSB	000-30874	10.14	3/31/05
10.13	Consulting Agreement dated February 4, 2005, with Robert F. Mitro	10-KSB	000-30874	10.17	3/31/05
10.14	Preferred Stock Purchase Agreement Dated March 24, 2006, with Barron Partners, LP	8-K	000-30874	99.1	3/30/06
10.15	Marketing Agreement dated December 31, 2006, with Iain Allison*	8-K/A-1	000-30874	99.1	1/8/07
10.16	Consulting Agreement effective December 31, 2006, with Burdock, Inc.*					X
10.17	Amendment effective March 20, 2007, to Consulting Agreement with Burdock, Inc.*					X
10.18	Amendment effective April 23, 2007, to the Consulting Agreement with Burdock, Inc.*					X
10.19	Employment Agreement dated December 31, 2006, with Jesper Lindorff					X
10.20	Amendment dated April 23, 2007, to Employment Agreement with Jesper Lindorff*					X
10.21	Financing Agreement dated January 24, 2007, with Bridge Bank					X
10.22	Agreement dated January 2, 2007, with Curo Capital, LLC					X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
14.1	Code of Ethics	10-KSB	000-30874	14.1	3/30/04
16.1	Letter of Haskell & White LLP dated December 12, 2006	8-K	000-30874	16.1	12/13/06
21.1	List of Subsidiaries					X
23.1	Consent of Haskell & White, LLP, independent registered public accounting firm					X
23.2	Consent of LevitZacks, independent registered public accounting firm					X
23.3	Consent of Bansal & Co., Chartered Accountants, independent registered public accounting firm					X
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
*Management contract, or compensatory plan or arrangement required to be filed as an exhibit.