Form 10QSB
period 2007-03-31
CANEUM INC
filed 2007-08-21
CIK 1118961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-30874
CANEUM, INC.
(Exact name of Registrant as specified in charter)

Nevada State or other jurisdiction of Incorporation or organization	33-0916900 I.R.S. Employer I.D. No.

170 Newport Center Drive, Suite 210, Newport Beach, CA (Address of principal executive offices)	92660 (Zip Code)
Issuer’s telephone number, including area code: (949) 273-4000
Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes ☐ No ☑     (2) Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: At August 14, 2007, there were 8,212,859 shares of our common stock outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

For the Periods ended March 31, 2007 and 2006

Page

Financial Statements

Condensed Consolidated Balance Sheets — Assets	3

Condensed Consolidated Balance Sheets — Liabilities and Stockholders’ Equity	4

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	8

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Caneum, Inc.
March 31, 2007
Condensed Consolidated Balance Sheets
Assets

	March 31,	December 31,
	2007	2006
	Unaudited
CURRENT ASSETS
Cash and cash equivalents	$544,693	$335,202
Accounts receivable, net of allowance of $325,017 and $229,626, respectively	2,037,246	1,840,994
Prepaid assets	104,304	57,673
Other current assets	15,000	15,000

Total current assets	2,701,243	2,248,869

LONG TERM ASSETS
Property & equipment, net	198,048	194,373
Intangibles, net	874,216	938,587
Goodwill	1,464,805	1,464,805
Other	4,592	4,592

TOTAL ASSETS	$5,242,904	$4,851,226

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
March 31, 2007
Condensed Consolidated Balance Sheets
Liabilities and Stockholders’ Equity

	March 31,	December 31,
	2007	2006
	Unaudited
CURRENT LIABILITIES
Accounts payable	$1,037,197	$830,468
Accrued expenses	13,200	67,098
Credit lines	994,021	159,966
Accrued payroll and related expenses	158,829	119,556
Deferred revenue	31,373	—
Notes payable	27,274	61,480
Current portion of installment loans	1,090,470	785,573
Other current liabilities	82,044	84,522

Total current liabilities	3,434,408	2,108,663

LONG TERM LIABILITIES
Installment loans, less current portion	—	665,862
Other non current liabilities	50,549	51,127

Total liabilities	3,484,957	2,825,652

Minority Interest	299,604	231,227

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value 20,000,000 shares authorized, 3,332,500 shares issued and outstanding (Liquidation preference $1,666,250)	$3,332	$3,332
Common stock, $0.001 par value 100,000,000 shares authorized, 7,952,098 and 7,918,921 shares issued and outstanding	7,950	7,917
Common stock committed	12,500	—
Additional paid-in capital	7,916,060	7,592,702
Accumulated other comprehensive income	14,056	—
Accumulated deficit	(6,495,555)	(5,809,604)

Total shareholders’ equity	1,458,343	1,794,347

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,242,904	$4,851,226

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
March 31, 2007
Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss)

	Three Months Ended
	March 31,	March 31,
	2007	2006
	Unaudited	Unaudited
		As Restated

Revenue	$2,750,373	$900,675

Cost of revenue	2,188,212	652,896

Gross profit	562,161	247,779

Operating expenses	1,109,955	570,562

Loss from operations	(547,794)	(322,783)

Other income (expense)
Interest income (expense), net	(52,492)	31
Loss on foreign exchange	(14,303)	—

Total other income (expense)	(66,795)	31
Minority Interest	(68,378)	—

Loss before income tax	(682,967)	(322,752)

Income tax expense	2,984	800

Net loss	$(685,951)	$(323,552)

Beneficial Conversion Charge upon Issuance of Preferred Shares	—	755,048

Net Loss Attributable to Common Stockholders	$(685,951)	$(1,078,600)

Basic and diluted net loss per common share	$(.09)	$(0.19)

Weighted average number of Common Shares outstanding used in the the calculation	7,946,621	5,820,551

Net loss	$(685,951)	$(323,552)

Comprehensive income:

Foreign currency translation adjustment (Note 2)	14,056	—

Comprehensive (loss)	$(671,895)	$(323,552)

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
March 31, 2007
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,	March 31,
	2007	2006
	Unaudited	Unaudited
		As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(685,951)	$(323,552)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	161,857	129,272
Expenses paid by stock issuances	174,035	15,000
Interest accreted to TierOne notes	17,026	—
Depreciation and amortization	17,464	3,939
Amortization of acquired intangibles from business combinations	67,188	1,600
Bad Debt expense	—	2,721
Minority interest	68,378	—
(Increase) decrease in
Accounts receivable	(189,980)	(42,553)
Prepaid expenses and other current assets	(45,425)	16,380
Increase (decrease) in
Accounts payable and accrued expenses	151,020	(100,033)
Accrued payroll and related expenses	40,258	109,426
Deferred revenue	31,373	—

Net cash used in operating activities	(192,756)	(187,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of TierOne Consulting, Inc., net of cash acquired	—	(1,338,627)
Purchase of property & equipment	(18,663)	(945)

Net cash used in investing activities	(18,663)	(1,339,572)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock and warrants for cash	—	350,004
Issuance of Series A Preferred Shares and warrants for cash, net	—	1,790,000
Payment of debt	(441,381)	(6,231)
Addition to debt	24,225	—
Exercise of options	—	132,250
Increase in credit line	834,055	—

Net cash provided by financing activities	416,898	2,266,023

Effect of changes in foreign currency exchange rates on cash	4,012	—

Net increase in cash and cash equivalents	205,479	738,651

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	335,202	99,760

CASH AND CASH EQUIVALENTS, END OF PERIOD	$544,693	$838,411

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$38,076	$430

Income taxes paid	$2,984	$800
See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
March 31, 2007
Supplement disclosure of non cash investing and financing activities:
During the three months ended March 31, 2007, the Company issued 33,177 common shares valued at $18,097 for services rendered.
During the three months ended March 31, 2007, the Company committed to issue 21,744 common shares valued at $12,500 for legal services rendered.
During the three months ended March 31, 2006, the Company issued notes with a fair value of $1,449,000 in conjunction with the acquisition of TierOne, Inc.
During the three months ended March 31, 2006, the Company issued or committed to issue 26,633 common shares valued at $20,777 for legal services related to the TierOne acquisition.
During the three months ended March 31, 2006, the Company issued 17,116 common shares valued at $15,000 for services rendered.
During the three months ended March 31, 2006, the Company issued 60,000 shares valued at $49,200 for prepaid consulting services.
During the three months ended March 31, 2006, the Company obtained $25,000 worth of licenses as part of a reseller agreement, which was financed through accounts payable.

Caneum, Inc.
March 31, 2007
Notes to Condensed Consolidated Financial Statements
NOTE 1 — CORPORATE HISTORY
Organization
Caneum, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated in Nevada on March 1, 2000, as Saiph Corporation for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. On March 5, 2003, the Company filed Amended Articles of Incorporation changing its name to SaiphT Corporation. On July 21, 2003, the Company changed its name to Caneum, Inc.
Caneum, Inc. is a global provider of business process and information technology outsourcing services across vertical industries, including technology, energy, government, transportation, financial services, education and healthcare. The Company provides a suite of business strategy and planning capabilities to assist companies with their outsourcing decisions in the areas of data, network, product development, product maintenance and customer support, and fulfills its services in-house, on-shore, near-shore and off-shore, depending on the business goals and objectives of its global customers. The Company is opportunistically pursuing accretive acquisitions within its core outsourcing service suite in order to broaden its core capabilities, expand its customer base, and supplement its organic growth.
The Company has forecast its cash requirements for the remainder of 2007 and 2008. Management expects the Company to begin generating cash from operations in the fourth quarter of 2007. From the cash from operations, the increase in our line of credit (Note 11) and future fund raising activities we expect to have sufficient funds to pay our remaining obligation to the principals of TierOne Consulting including the $687,500 due in March, 2008. If we are unable to pay the March, 2008 payment, we would seek to renegotiate the timing of the payments due. However, there can be no assurance that the Company will achieve its operational plan.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and with the rules and regulations of the Securities and Exchange Commission related to a quarterly reports on Form 10-QSB. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. The interim financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.
Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 included in Caneum’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

Caneum, Inc.
March 31, 2007
Notes to Condensed Consolidated Financial Statements
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Consolidation
The accompanying condensed consolidated financial statements include the accounts of the company and its wholly owned subsidiary, Tier One Consulting, Inc., from the date of its acquisition of March 28, 2006, and the majority (55%) owned subsidiary, Caneum India Pvt. Ltd., formerly Continuum Systems Private Limited, an Indian corporation (“Continuum”) acquired on December 31, 2006. The acquisition of Continuum occurred through the Company’s wholly owned subsidiary, Caneum Asia Pacific PTE. LTD. (“Caneum Asia Pacific”), formed in Singapore on December 21, 2006. All significant inter-company balances and transactions have been eliminated upon consolidation.
Revenue Recognition
The Company derives its revenue primarily from the sale of services. Revenue is recognized as services are performed in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition. The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. The Company records all expense reimbursements billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with Emerging Issues Task Force (“EITF”) 01-14 “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses.”

Caneum, Inc.
March 31, 2007
Notes to Condensed Consolidated Financial Statements
Segment Reporting
The company has determined that it operates and reports as one single segment.
Customer Concentrations
During the three months ended March 31, 2007, we had two customers that each accounted for at least 10% of sales. DIRECTV accounted for 13%, and Los Angeles Unified School District accounted for 10% of our consolidated revenues for the three months ended March 31, 2007, respectively. During the three months ended March 31, 2006, we had three customers which accounted for more than 10% of our annual revenue. Countrywide, DIRECTV and Innofone accounted for 44%, 21% and 15% respectively. DIRECTV and Los Angeles Unified School District accounted for 18% and 11%, respectively, of our outstanding receivables on March 31, 2007.
Accounts Receivable Policy
The Company grants unsecured credit to its customers and maintains a bad-debt reserve which it reviews periodically for sufficiency based on age of accounts, collection history, and relationship with client and risk profile. If an accounts receivable is deemed uncollectible, the company writes it off against the reserves.
Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expenses were approximately $4,300 and $11,100 for the three months ended March 31, 2007 and 2006, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2007, and December 31, 2006, the Company had cash on deposit with banks in excess of the FDIC insured limit.
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

Caneum, Inc.
March 31, 2007
Notes to Condensed Consolidated Financial Statements
The Company adopted SFAS 123R using the modified prospective method which requires that share based payments granted prior to adoption be expensed prospectively as they are earned. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. The Company uses the Black-Scholes option-pricing model to value stock option awards and has elected to treat awards with graded vesting as a single award. The company accounts for stock-based compensation issued to non-employees under SFAS 123R and Emerging Issues Task Force (“EITF”) issue 96-18, accounting for equity investments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services. As such, the value of such options is periodically remeasured and income or expense is recognized during their vesting terms.
Goodwill and Other Intangible Assets
Goodwill is recorded when the purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but requires testing for potential impairment, at a minimum on an annual basis, or when indications of potential impairment exist.
Identified intangible assets that are subject to amortization are evaluated for impairment similar to the evaluation of other long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The carrying value of these assets is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or asset group.
Fair Value of Financial Instruments
At March 31, 2007 and December 31, 2006, management believes that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value because of the short maturity of these financial instruments. Management also believes that the carrying amounts of its notes payable, credit lines and installment loans approximate fair value as of March 31, 2007, as they fully mature in less than two years and their interest rates are consistent with current market rates.
Accounting for Income Taxes
Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Based on the Company’s historical operating results, a 100% valuation allowance has been provided against the Company’s net deferred tax assets.

Caneum, Inc.
March 31, 2007
Notes to Condensed Consolidated Financial Statements
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
Depreciation expense is recorded over the estimated lives of the respective assets using the straight line method for financial statement purposes. The range of lives is generally 3-10 years for furniture, fixtures and equipment and 3-5 years for computer systems and computer equipment.
Foreign Currency
Our foreign subsidiary’s functional currency is the Indian Rupee, their local currency. Translation of the subsidiary’s assets and liabilities is at the balance sheet date exchange rate. Translation of shareholders’ equity is at historical rates. Translation of income and expenses is at the average exchange rates for the applicable period. Gains or losses from these translations are reflected in our condensed consolidated balance sheet as a separate component of shareholders’ equity.
Transactions gains and losses arising from activities in other than the functional currency are calculated using average exchanges rates for the applicable period and reported in our Condensed Consolidated Statement of Operations and Comprehensive Income as a non-operating item in each period.

Caneum, Inc.
March 31, 2007
Notes to Condensed Consolidated Financial Statements
Per Share Data
The Company computes net loss per common share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98, Computations of Earnings Per Share. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common shareholders for the period by the weighted average common and dilutive equivalent shares outstanding during the period.
At March 31, 2007 and March 31, 2006, the Company had outstanding options to purchase an additional 7,141,796 and 6,337,671 of common shares, respectively that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.
At March 31, 2007 and March 31, 2006, the Company had outstanding warrants to purchase an additional 8,372,469 and 8,703,669 of common shares, respectively that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.
In addition, as of March 31, 2007, the Company could be required to issue additional warrants to purchase up to 611,200 common shares upon future exercise of existing outstanding warrants.
At March 31, 2007 and March 31,2006, the Company had outstanding 3,332,500 and 4,000,000 respectively of convertible (1:1) preferred shares that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.
In addition, as of March 31, 2007, the Company could be required to issue up to 2,600,000 additional convertible (1:1) preferred shares upon failure to achieve certain adjusted EBITDA targets.
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

Caneum, Inc.
March 31, 2007
Notes to Condensed Consolidated Financial Statements
Comprehensive Income
The Company accounts for comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. The Company reports the accumulated balance of other comprehensive income or loss separately in the stockholders’ equity section of the consolidated balance sheets. The only component of other comprehensive income is the foreign currency translation adjustment.
New Accounting Pronouncements
In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for the Company beginning January 1, 2007. The company estimates that this pronouncement has had no impact on its consolidated financial statements.
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

Caneum, Inc.
March 31, 2007
Notes to Condensed Consolidated Financial Statements
In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP addressed an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB. No. 5. The guidance in this FSP amends Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, this guidance shall be effective for the financial statements issued for fiscal years beginning December 15, 2006, and interim periods within those fiscal years.
Based on the registration rights agreement in place as of March 31, 2007, our management does not believe this pronouncement will have a material impact on our financial position or results of operations.
In February 2007, the FASB issued SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities, which expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its financial statements, and offers an irrevocable option to record the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning on or after November 17, 2007. The company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.
NOTE 3 — RELATED PARTY TRANSACTIONS
On January 2, 2007, we entered into an agreement to pay $1,250 per month of the rent on office space of Curo Capital, LLC, a company controlled by Alan Knitowski, our Chairman, and Luan Dang, one of our directors. The agreement expires on December 31, 2008.

Caneum, Inc.
March 31, 2007
Notes to Condensed Consolidated Financial Statements
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
Pursuant to the agreement, The Liquid Group received compensation of $5,680 per month through October 31, 2006 which was then reduced to $3,500 per month. The agreement also included mutual indemnification provisions. As of January 30, 2007, the agreement was terminated. The Company paid $3,500 and $92,550 to The Liquid Group for the three months ended March 31, 2007, and March 31, 2006, respectively.
Consulting
The Company had a consulting agreement with Robert F. Mitro, a Director of our board. The consulting agreement required the Company to pay Mr. Mitro $5,000 per month in shares of the Company’s common stock for his consulting services to the Company. This consulting agreement expired on October 23, 2006. The Company issued shares valued at $15,000 to Mr. Mitro for the three months ended March 31, 2006.
Customer
Our Chairman, Mr. Alan Knitowski also serves on the board of directors of Vootage, Inc. We provide Vootage with offshore software development resources located at our offices in India. The initial value of this contract was $237,000 and a subsequent contract for recurring $46,000 per month was signed in July 2007. This contract expires at the end of 2007.
NOTE 4 — INTANGIBLE ASSETS
On March 28, 2006, and as more fully described in Note 7, the Company acquired Tier One Consulting, Inc. for a purchase price of $2,971,700. In addition to the tangible assets acquired and liabilities assumed, which have been recorded at their fair value, the Company allocated a part of the purchase price of $90,000 to the trade marks and logos, $737,000 to the customer relationships, and $78,000 to the employment agreements of the two principals. These values were calculated based on the discounted net revenues estimated to accrue from each of the identified intangible assets and represent management’s best estimates at the time the transaction occurred. The balance of the purchase price of $1,464,800 was recorded as goodwill. The above allocations were validated by a third party appraiser.
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

Caneum, Inc.
March 31, 2007
Notes to Condensed Consolidated Financial Statements
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
Total amortization expense for the three months ended March 31, 2007 and 2006, was $67,200 and $1,600 respectively. The amortization period for the definite lived intangible assets is 1-5 years.
Intangible assets subject to amortization:

			Accumulated
			Amortization
	Useful	Gross	as of	Unamort.
	Life	Cost	March 2007	Balance
Customer contracts & relationships	5 Yrs	$737,000	$147,400	$589,600
Employment contracts	2 Yrs	$78,000	$39,000	$39,000
Licenses	1 Yr	$75,000	$75,000	$0
Continuum customer relationships	5 Yrs	$164,000	$8,100	$155,900
In addition to the intangibles listed above, trademarks for $90,000 were recorded with an indefinite life and no amortization expense.
The future amortization of Continuum’s contracts and customer relationships has been reduced following the completion of the acquisition of the remaining minority interest in June 2007. Future estimated aggregate amortization expense for the years ended December 31, 2007, through December 31, 2011, is as follows:

Fiscal 2007 - Remaining	156,000
Fiscal 2008	173,000
Fiscal 2009	163,000
Fiscal 2010	163,000
Fiscal 2011	53,000

Caneum, Inc.
March 31, 2007
Notes to Condensed Consolidated Financial Statements
NOTE 5 — INCOME TAX
The income tax provision is based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. For U.S. sourced income, the Company expects to record only minimum state taxes for fiscal 2007, as was the case in fiscal 2006. Accordingly, the U.S. income tax provision for the current quarter ended March 31, 2007, and the prior year comparable quarter ended March 31, 2006, are based on an allocable portion of state minimum taxes. Our India subsidiary is eligible for tax holidays for non-domestic sales which is approximately 90% of total revenue. A provision was made for the 10% portion of their domestic revenue and resultant income subject to Indian tax law.
NOTE 6 — BARRON FINANCING
On March 24, 2006, the Company entered into and closed a funding agreement with Barron Partners, LP (“Barron”). Pursuant to the Preferred Stock Purchase Agreement which set forth the terms of the funding, the Company issued 4,000,000 shares of Series A Preferred Stock to Barron at $0.50 per share for gross proceeds of $2,000,000. The Series A Preferred Stock is convertible into shares of the Company’s common stock on a share-for-share basis, and is subject to adjustment in the event of certain corporate transactions. The Series A Preferred Stock does not accrue dividends nor does it have voting rights. However, the terms of the purchase agreement do prohibit certain corporate amendments without affirmative approval of the holders of the shares of the Series A Preferred Stock then outstanding. The Series A Preferred Shares have a liquation preference to any junior security of $0.50 per share. In addition, if the Company fails to meet certain adjusted EBITDA targets for 2006 or 2007, it has agreed to issue additional shares of Series A Preferred Stock to Barron, not to exceed 2,600,000 shares (Note 12). Pursuant to the agreement with Barron, the Company also issued 4,000,000 A Warrants exercisable at $0.50 per share, 2,000,000 B Warrants exercisable at $1.00 per share, and 2,000,000 C Warrants exercisable at $1.50 per share to acquire common stock. The warrants are exercisable immediately and expire on March 24, 2010. At any time that the average closing sale price of our common stock for a period of twenty consecutive trading days equals or exceeds 200% of the then existing exercise price of the warrants, and provided that a registration statement covering the shares underlying the warrants is available for the resale of the common shares, the Company has the right, upon twenty days written notice to the warrant holders, to call the warrants for cancellation in whole or in part. Maximum potential funding pursuant to the agreement with Barron, including the purchase of the Series A Preferred Stock and assuming the exercise of all of the warrants, of which there is no assurance, is $9,000,000 before issuance costs. At closing, the Company paid a $50,000 due diligence fee to Barron.

Caneum, Inc.
March 31, 2007
Notes to Condensed Consolidated Financial Statements
As placement agent for the funding transaction with Barron, Ascendiant Securities, LLC (“Ascendiant”) received $160,000 in cash at closing and the Company issued to them 60,000 common shares and 160,000 A Warrants, 80,000 B Warrants, and 80,000 C Warrants. The Company has also agreed to issue to Ascendiant warrants equal to 8% of the shares issued to Barron upon any future exercise of the outstanding warrants issued to Barron upon the same terms as the warrants so exercised. If all of the warrants are exercised by Barron, the Company would be obligated to issue a total of 320,000 A Warrants, 160,000 B Warrants, and 160,000 C Warrants to Ascendiant. The Company agreed to register the common shares underlying the warrants and the 60,000 common shares issued to Ascendiant. As of March 31, 2007, the Company has issued warrants for 348,800 common shares to Ascendiant.
In connection with the closing of this funding transaction on March 24, 2006, the Company entered into a Registration Rights Agreement with Barron and agreed to register the common shares issuable upon conversion of the outstanding shares of the Series A Preferred Stock and the common shares issuable upon exercise of the warrants held by Barron.
In connection with the issuance of the Series A Preferred Stock, we recorded a beneficial conversion charge of $755,048 under the guidance of EITF 00-27. A beneficial conversion charge is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the convertible security can convert at the date of issuance. The consideration allocated to the convertible security was based on the relative fair values of the convertible security, detachable warrants and contingently issuable Preferred Stock. Under the guidance of EITF 98-5, the beneficial conversion charge is limited to the amount allocated to the convertible security. The amount of the beneficial conversion charge has been immediately recognized as a deemed dividend because the preferred stock is immediately convertible. The amount of the beneficial conversion charge has been reflected as an adjustment to the net loss attributable to common shareholders on our Condensed Consolidated Statement of Operations and Comprehensive Income.
The Stock Purchase Agreement for the Series A Preferred Stock also provides that the holders receive additional shares if certain EBITDA targets are not achieved. We will record an additional beneficial conversion of $490,781 if the maximum 2,600,000 additional shares of Series A Preferred Stock are issued (Note 12).
If the Company fails to maintain the effectiveness of the registration statement during the period through March 24, 2008, it is required to pay liquidated damages to Barron equal to 30,000 shares of common stock for each thirty-day period, or portion thereof, during which the registration statement is not effective. The Company is required to file a post-effective amendment to the registration statement within fifteen trading days after the registration statement is required to be amended. The maximum number of shares issuable as liquidated damages is 240,000 shares. As the Company failed to maintain the effectiveness of the registration statement in May 2007, the Company has accrued $74,400 as estimated liquidated damages as of March 31, 2007.
During the year ended December 31, 2006, Barron converted an aggregate of 667,500 shares of Series A Preferred Stock into 667,500 shares of common stock and exercised 360,000 A Warrants for cash of $180,000. No preferred shares were converted and no warrants were exercised during the three months ended March 31, 2007.

Caneum, Inc.
March 31, 2007
Notes to Condensed Consolidated Financial Statements
NOTE 7 — TIER ONE TRANSACTION
On March 28, 2006, the Company entered into and closed a Stock Purchase Agreement with Tier One Consulting, Inc. (“Tier One”) and its two shareholders, Michael A. Willner and Robert J. Morris, in which the Company acquired all of the outstanding shares of Tier One. The purchase price for the shares of Tier One was $2,971,700, of which $1,375,000 was paid at closing, $1,375,000 of which is payable in two equal installments of $687,500 on the first and second anniversary of the closing, and $13,333 which is payable monthly for two years. The related installment payables have been recorded at present value using a discount rate between 11% and 12% and the related discount will be accreted to interest expense through the payment dates. In addition, the Company deposited $343,750 into a designated bank account for payment toward the first installment and it agreed to reserve a like amount from our bank lines of credit for payment of the first installment, if necessary. The installment payments are subject to adjustment for certain set-offs for any post-closing undisclosed liabilities of Tier One, enforcement of indemnification provisions by Tier One in the agreement, a decline in the EBIT calculation in the Tier One audited financial statements for 2005, or any increase or decrease in the estimated cost of the audit of the Tier One financial statements for 2005. The first anniversary payment was offset by $1,975 and reduced to $685,525. The funds for the payment at closing and the deposit into the designated bank account were furnished from the funding transaction with Barron described in Note 6. On March 28, 2007, we paid a total of $341,775 to Messrs Willner and Morris, with the balance of the adjusted first anniversary payment payable in installments of $10,000 each per month beginning April 1, 2007. The unpaid balance will bear interest at 8% per annum and we have agreed to use our best efforts to increase the amount of the monthly payments and to prepay the balance prior to December 31, 2007. The debt modification is being accounted for on a prospective basis. As a result of the acquisition of all of the outstanding stock of Tier One from its shareholders, Tier One is now a wholly owned subsidiary of the Company. The allocation of the purchase price to the net tangible and intangible assets of TierOne is shown in the table below:

Allocated to purchase price:	$2,971,700
Accounts receivable and cash	777,800
Fixed assets	40,200
Trademarks	90,000
Customer contracts & relationships	737,000
Employment contracts	78,000
Less liabilities assumed	(216,100)

Total identifiable assets, net	1,506,900

Remaining balance to goodwill	1,464,800

Caneum, Inc.
March 31, 2007
Notes to Condensed Consolidated Financial Statements
NOTE 8 — CONTINUUM TRANSACTION
On December 29, 2006, we entered into a series of transactions in connection with the acquisition of Continuum Systems Private Limited, an Indian corporation (“Continuum”). Through our wholly owned subsidiary, Caneum Asia Pacific PTE. LTD. (“Caneum Asia Pacific”), formed by us in Singapore on December 21, 2006, we acquired 55% of Continuum on December 31, 2006, and entered into an agreement on December 31, 2006, to acquire the remaining 45% on or before June 30, 2007. At closing we purchased 45% of the outstanding stock of Continuum from Iain Allison, the Director of Strategic Alliances for Continuum, for a total of 446,691 shares of our common stock pursuant to a Stock-for-Stock Exchange Agreement dated December 29, 2006, and we purchased 10% of Continuum’s outstanding stock from Neeraj Sehgal, the Director of IT Solutions for Continuum, for $50,000 and 25,735 shares of our common stock pursuant to a Stock Purchase Agreement dated December 29, 2006. We also agreed to acquire the remaining 45% of the outstanding stock of Continuum from Jesper Lindorff, the Chief Executive Officer of Continuum for 343,750 shares plus a cash payment of $70,000. Of the 343,750 shares, 82,989 shares valued at $56,432 were committed to Jesper Lindorff as of December 31, 2006, and have been included with intangible assets acquired as this is where the amount was ultimately classified upon consummation of the deal (Note 12). In connection with the Continuum acquisition we issued 34,746 shares for directly related legal services.
As a result of the closing, and pursuant to the terms of the acquisition agreements, Suki Mudan, our President, and Gary Allhusen, our Chief Operating Officer, were appointed to serve as directors of Continuum with Mr. Lindorff.
Effective with the closing of the acquisition agreements, we entered into a two-year renewable Marketing Agreement dated December 31, 2006, with Mr. Allison whereby we agreed to compensate him with commissions of 8% on all sales by Continuum up to $2,000,000 that he sources and 10% top line commission on all sales in excess of $2,000,000. We also agreed to provide him with incentive payments of our common stock over the term of our Marketing Agreement. We have agreed to grant him an incentive bonus of 297,794 shares of common stock payable on December 31, 2007, and 248,162 shares payable on December 31, 2008. The incentive bonuses are subject to certain conditions. If Continuum fails to generate gross revenue for the twelve-month period ending December 31, 2007, or for the twelve-month period ending December 31, 2008, equal to or greater than the gross revenue generated by Continuum during the twelve-month period ended December 31, 2006, then the number of shares of common stock to be delivered to Mr. Allison for the first and second year payments will be proportionately reduced. During the three months ended March 31, 2007, the Company accrued a stock based bonus of 105,469 shares valued at $71,719. Also, if the Marketing Agreement is terminated by us for cause on or before the first or second anniversary of the agreement, any unpaid incentive payment or payments will be forfeited. In the event of certain corporate transactions which result in a change of control of our company, the incentive payments may become immediately due and payable.

Caneum, Inc.
March 31, 2007
Notes to Condensed Consolidated Financial Statements
Also effective with the closing of the acquisition agreements, Continuum entered into a two-year renewable employment agreement with Neeraj Sehgal to continue his services as Director of IT Solutions at an annual base salary of approximately $12,500 and grant him a signing bonus of 25,735 shares of our common stock and 100,000 options under our 2002 Stock Option/Stock Issuance Plan (the “Plan”). The options are exercisable at $0.59 per share and are subject to vesting at the rate of 1/4 of the granted options after one year and 1/48th of the granted options per month thereafter. In addition, we also agreed to provide him with incentive payments of our common stock over the term of the employment agreement. We granted him an incentive bonus of 66,177 shares of common stock payable on December 31, 2007, and 55,147 shares payable on December 31, 2008. The incentive bonuses are subject to the same terms as the incentive stock bonuses granted to Mr. Allison above.
On December 31, 2006, Continuum entered into a two-year renewable employment agreement with Jesper Lindorff to continue his services as Chief Executive Officer at an annual base salary of approximately $18,000 and 150,000 options under our Plan. The options are exercisable at $0.59 per share and are subject to vesting at the rate of 1/4 of the granted options after one year and 1/48th of the granted options per month thereafter. We granted Burdock Inc., a Saint Vincent & the Grenadines Company, designated by Jesper Lindorff an incentive bonus of 297,794 shares of our common stock payable on December 31, 2007, and 248,162 shares payable on December 31, 2008. The incentive bonuses are subject to the same terms as the incentive stock bonuses granted to Mr. Allison above. For the three months ended March 31, 2007, the Company accrued a stock based bonus of 105,469 shares valued at $71,719. We also entered into a two-year renewable consulting agreement effective December 31, 2006, with Burdock Inc. at a monthly fee of $3,000 per month as well as $70,000 and 82,989 shares of our common stock. The $70,000 was paid on the closing of the stock swap agreement under Indian regulations in June 2007 (Note 12).
The allocation of the purchase price to the net tangible and intangible assets of Continuum is shown in the table below:

Acquired identifiable assets:
Accounts receivable and cash	$422,800
Fixed assets	$132,800
Customer relationships	$160,900
Other	$53,900
Less liabilities assumed	$(95,700)

Total identifiable assets, net	$674,700
Minority interest	$(231,200)

Acquisition price	$443,500

Caneum, Inc.
March 31, 2007
Notes to Condensed Consolidated Financial Statements
NOTE 9 — COMMON STOCK TRANSACTIONS
During the three months ended March 31, 2007, pursuant to the Company’s 2002 Stock Option/Stock Issuance Plan, the Company issued 33,177 shares for services rendered. The value of the shares was $18,097.
During the three months ended March 31, 2007 pursuant to the Company’s 2002 Stock Option/Stock Issuance Plan, the Company committed to issue 21,744 shares for legal services rendered. The value of the shares was $12,500.
NOTE 10 — STOCK PLAN
On December 18, 2002, the Company’s Board of Directors and shareholders adopted the 2002 Stock Option/Stock Issuance Plan (the “Plan”). The purpose of the Plan is to provide eligible persons an opportunity to acquire a proprietary interest in the Company and as an incentive to remain in the service of the Company.
The Company’s 2002 Stock Option/Stock Issuance Plan was amended effective June 8, 2006, to increase the number of shares authorized under the Plan to 15,000,000 shares. The Plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until December 1, 2010, whichever is earlier. At March 31, 2007 a total of 5,747,612 shares of common stock were available for grant under the plan.

Caneum, Inc.
March 31, 2007
Notes to Condensed Consolidated Financial Statements
The fair value of stock options granted is recognized to expense over the requisite service period. Compensation expense for all employees’ share-based payment awards is recognized using the straight-line single-option method.
The aggregate intrinsic value of options outstanding as of March 31, 2007, was $377,000 and the aggregate intrinsic value of options exercisable as of March 31, 2007, was $309,000. The intrinsic value of options vested during the quarter was $3,000. As of March 31, 2007 there was $1,068,000 of total unrecognized compensation expense related to unvested stock options under the plan. The expense is expected to be recognized over a weighted average period of 1.3 years.
Excluding the warrants issued to Barron and discussed fully in Note 6, the Company had the following warrants outstanding as of March 31, 2007:
•	50,000 warrants for common shares at $0.75 each. These warrants were issued during 2005 and were fully vested at December 31, 2005.

•	50,000 warrants for common shares at $1.40 each. These warrants were issued to consultants to the Company and are fully vested.

•	The Company issued 100,667 shares of common stock in a private placement dated October 1, 2005, with accompanying Common Stock Purchase Warrants at the rate of 50% of the shares purchased. Accordingly 50,333 warrants are outstanding related to this common stock. The warrants are exercisable at $1.00 with certain incentive discounts to the exercise price available through December 31, 2009.

•	The Company issued 466,671 shares of common stock in a private placement dated January 2, 2006, with accompanying Common Stock Purchase Warrants at the rate of 50% of the shares purchased. Accordingly 233,336 warrants are outstanding related to this common stock. The warrants are exercisable at $1.00 with certain incentive discounts to the exercise price available through March 31, 2010.

Caneum, Inc.
March 31, 2007
Notes to Condensed Consolidated Financial Statements
NOTE 11 — NOTES PAYABLE
Credit Lines
On February 12, 2007, the “Company” and its wholly owned subsidiary, Tier One, (collectively the “Borrower”) entered into a Business Financing Agreement (the “Credit Agreement”) with Bridge Bank, National Association (the “Lender”) that provides for an accounts receivables backed $1,500,000 revolving line of credit (the “Line of Credit”) with an interest rate of “prime” plus 1.75%. The effective date of the Credit Agreement was January 24, 2007, and the termination date of the agreement is January 24, 2008, unless terminated earlier by the Lender as provided in the Credit Agreement. Under the Line of Credit, the Lender will make advances (“Advances”) to the Borrower not exceeding the lesser of (i) $1,500,000 or (ii) 80% of the eligible accounts receivable; provided that at any time the Lender may establish a percentage of eligible accounts receivable greater or lesser than 80%. The Company paid a $15,000 facility fee to the Lender for entering into the Credit Agreement. The Credit Agreement also provides that the Borrower will pay a fee based on a percentage of the amount of the Line of Credit on each anniversary of the Credit Agreement and upon termination of the Credit Agreement by the Borrower within twelve months. The balance outstanding as of March 31, 2007 was $825,000.
As of March 31, 2007, the Company maintained a small business credit line with Wells Fargo Bank. Under the terms of the agreement the total credit available is $100,000, there is no collateral for the line and the interest rate is variable in nature. The Company must pay the finance charge every month. The balance outstanding on the line was $90,500 at March 31, 2007, and the interest rate at that time was 8.5%. The credit line may be terminated at any time.
As of March 31, 2007, the Company maintained a line of credit Wells Fargo Bank. Under the terms of the agreement the total credit available is $60,000, there is no collateral for the line and the interest rate is variable in nature. The Company must pay the finance charge every month. The balance outstanding on the line was $58,300 at March 31, 2007, and the interest rate at that time was 13%.
As of March 31, 2007, the Company maintained a line of credit at American Express Bank. The balance outstanding at March 31, 2007 was $20,221 and the interest rate at the time was 30%.
As of March 31, 2007, the Company had outstanding $7,900 on a short-term note bearing interest at 8.25% with monthly payments of $1,354 through September 2007.
As of March 31, 2007, the Company had outstanding $19,400 on a short-term note bearing interest at 8.5% with monthly payments of $2,518 through December 2007.

Caneum, Inc.
March 31, 2007
Notes to Condensed Consolidated Financial Statements
Installment Loans Payable to Tier One Consulting Principals
As of March 28, 2006, the company had obligations of $1,375,000 to the former principals of Tier One Consulting payable in two equal installments on the first and second anniversary of the closing, and $13,333 payable monthly for two years. In addition, the Company deposited $343,750 into a designated bank account for payment toward the first installment and it agreed to reserve a like amount from our bank lines of credit for payment of the first installment, if necessary. In March 2007, we amended the Tier One acquisition agreement to reduce the amount payable on the first anniversary and to restructure the payment. The first anniversary payment was offset by $1,975 and reduced to $685,525. On March 28, 2007, we paid a total of $361,775 to Messrs Willner and Morris, with the balance of the adjusted first anniversary payment payable in installments of $10,000 each per month beginning April 2007. The unpaid balance of $324,035 will bear interest at 8% per annum and we have agreed to use our best efforts to increase the amount of the monthly payments and to prepay the balance prior to December 31, 2007. The debt modification is being accounted for on a prospective basis. The Company will make total accreted principal payments of $726,715 during 2008.
NOTE 12 — SUBSEQUENT EVENTS
Barron Litigation
On or about August 17, 2007, Caneum filed a complaint against Barron Partners LP in the United States District Court for the Southern District of New York. The Complaint alleges that Barron committed numerous material breaches of the Stock Purchase Agreement it entered into with Caneum on or about March 24, 2006, including by engaging in trading activity in Caneum common stock that violates the Stock Purchase Agreement. The Complaint seeks, inter alia, damages, attorneys’ fees, costs, and a declaratory judgment that Barron’s material breaches of the Stock Purchase Agreement excuse Caneum from further performance under the Stock Purchase Agreement. In a letter dated August 9, 2007, Barron demanded that Caneum issue 2,600,000 additional shares of preferred stock to Barron because Caneum did not meet the Adjusted EBITDA goals provided in the Stock Purchase Agreement for the year ended December 31, 2006 as interpreted by Barron. Caneum’s complaint alleges that Barron’s material breaches of the Stock Purchase Agreement excuse Caneum from any obligation to issue additional stock to Barron. Caneum intends to pursue this matter vigorously.
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
Increase in Line of Credit with Bridge Bank
On August 17, 2007, Bridge Bank approved an increase in Caneum’s line of credit to the lessor of 80% of eligible accounts receivable or $2,000,000. Caneum paid a $5,000 facility fee for the increase. All other terms remain the same.

Caneum, Inc.
March 31, 2007
Notes to Condensed Consolidated Financial Statements
NOTE 13 — PRIOR PERIOD RESTATEMENT
The operating results for the three months ended March 31, 2006 have been restated as follows:

	For the Three Months Ended
	March 31,	Previously	Restatement
	2006 As Restated	Reported	Adjustment
	Unaudited	Unaudited
Revenue	$900,675	$854,719	45,956

Cost of revenue	652,896	640,309	12,587

Gross profit	247,779	214,410	33,369

Operating expenses	570,562	566,422	4,140

Loss from operations	(322,783)	(352,012)	29,229

Other income (expense)
Interest income (expense), net	31	31	—
Other income	—

Total other income, net	31	31	—

Loss before income tax	(322,752)	(351,981)	29,229

Income tax expense	800	800	—

Net loss	$(323,552)	$(352,781)	$29,229

Beneficial Conversion Charge upon issuance of Preferred Shares	755,048	—	755,048

Net Loss Attributable to common Stockholders	$(1,078,600)	$(352,781)	$(725,819)

Net loss per common share	$(0.19)	$(0.06)	$(0.13)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,820,551	5,820,551

Notes to Condensed Consolidated Financial Statements
NOTE 13 — PRIOR PERIOD RESTATEMENT (continued)
Explanatory note to March 2006 restatement
During the audit of our condensed financial results for the twelve months ended December 31, 2006, several errors were identified that cause us to restate our financial statements for the three months ended March 31, 2006. We were required to record a beneficial conversion feature charge in the quarter ended March 31, 2006, under the guidance of EITF 00-27. The amount of the beneficial conversion has been accreted as a deemed dividend because the preferred stock is immediately convertible. The value of the beneficial conversion has been reflected as an adjustment to the net loss attributable to common shareholders on our restated Consolidated Statement of Operations.
For the quarter ended March 31, 2006, we recorded an incorrect goodwill amount. This has been rectified in our restated balance sheet. Furthermore we identified certain costs which were direct acquisition costs as well as an overstatement of net book assets acquired that then increased goodwill to the December 31, 2006 amount. For the quarter ended March 31, 2006, we had recorded intangibles, lower than our restated amount. Finally, the profit earned by TierOne in 2006 prior to the acquisition has now been correctly eliminated in our restated quarter ended March 31, 2006.

Item 2. Management’s Discussion and Analysis and Plan of Operation
The discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this quarterly report on From 10-QSB (the “Quarterly Report”) and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2006 (the “2006 Annual Report”), as filed with the Securities and Exchange Commission (“SEC”). In addition to historical information, this discussion and analysis contains forward looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors, including but are not limited to those identified in 2006 Annual Report in the section entitled “Risk of Foreign Operations” and “Competition”.
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
Background
We have two operating subsidiaries, Tier One Consulting, Inc., which operates from our Newport Beach, California, offices, and Caneum India Private Limited, formerly Continuum Systems Private Limited, which operates from our offices located in Gurgaon, Delhi, India, and is owned by our wholly owned holding company formed and located in Singapore, Caneum Asia Pacific PTE LTD. At March 31, 2007, Tier One Consulting was wholly owned and Continuum Systems Private Limited was 55% owned. The balance of the interest in Continuum was acquired in second quarter 2007.
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
ITO services are comprised of the following: Information technology enterprise software services, including architecting, integrating, deploying, migrating and maintaining front-end Sales Force Automation, back-end Enterprise Resource Planning, case management, expert system and enterprise application software packages; information technology infrastructure services, including systems administration, database administration, web development, network optimization, infrastructure audits and system architecture; and product development, including hardware, firmware and software coding, development and maintenance for existing product lines and next generation product prototyping.
Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to our critical accounting policies for the quarter ended March 31, 2007.
We derive our revenue primarily from the sale of services either by our parent or our wholly-owned subsidiaries. Revenue is recognized as services are performed in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” We recognize revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.
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

Results of Operations
Three Months Ended March 31, 2007, versus the Three Months Ended March 31, 2006
Revenue was $2,750,400 and $900,700 for the quarters ended March 31, 2007 and 2006, respectively, representing an increase of $1,849,700, or 205% as compared to the same period in the prior year (the “comparable prior year period”). The increased revenue was attributable to the consolidation of the 55% interest in Continuum Systems which was acquired on December 31, 2006 and the acquisition of TierOne Consulting on March 28, 2006. Management estimates that Continuum Systems contributed approximately $477,000 to our revenues in the three months ended March 31, 2007. The remainder of the increased revenues was generated through cross selling to former TierOne customers as well as revenues from existing TierOne customers acquired during 2006. The Company’s increased marketing effort also resulted in the expansion of several Business Process and IT Outsourcing contracts. These contracts are with customers such as DIRECTV, Los Angeles Unified School District and Keene and have generated a combined $909,509 in revenues during the quarter ended March 31, 2007, with $188,955 in revenues in the comparative prior year period.
Cost of Revenue and Gross Profit
Cost of revenue was $2,188,200 and $652,900 for the quarters ended March 31, 2007 and 2006, respectively, representing an increase of $1,535,300 or 235%. The increase in absolute dollars was due to the increased sales activity as described in the preceding paragraph and the post merger integration of Continuum Systems and TierOne Consulting businesses.
Our gross margin percentages were 21% and 28% for the quarters ended March 31, 2007 and 2006, respectively. The decrease in the gross margin percentage was primarily due to a higher volume of staffing assignments relative to the number of permanent placements and offshore development projects conducted during the quarter.
Operating Expenses
Operating expenses were $1,110,000 and $570,600 for the quarters ended March 31, 2007 and 2006, respectively, representing an increase of $539,400 or 70%. Although operating expenses increased in absolute dollars, such costs decreased as a percentage of our revenues. We believe that this decrease was achieved, in light of significantly increased revenues and the acquisition of TierOne, because of the Company’s increased focus and execution on sales and cost containment.
The major components of our operating expenses are as follows:
•	Stock-based compensation expense and expenses paid by stock issuance were $335,900 and $144,300 for the quarters ended March 31, 2007 and 2006, respectively. This represents an increase of $191,600 of which $143,400 is related to an accrued stock bonus. The increase is principally the result of more shares being earned in the current quarter relative to the comparative prior year period offset by a reduction in the estimated fair value of options that resulted from current assumptions used in the Black-Scholes option pricing model.

•	Payroll, (excluding bonus) and related expenses are approximately 35% of our operating expenses and amounted to $340,800 and $170,200 for the quarters ended March 31, 2007 and 2006, respectively. The increase of $170,600 resulted from increased staffing. Our full time employees in the United States increased from 3 to 11 when we acquired TierOne Consulting on March 28, 2006. We also added an additional 110 employees through our acquisition of Continuum Systems upon the acquisition of Continuum Systems on December 31, 2006.

•	We determine the cost of being public as including legal and accounting fees, filing fees and investor relations. These expenses amounted to $175,600 and $177,900 for the three months ended March 31, 2007 and 2006, respectively. This decrease resulted largely from a reduction in investor relations expenditures.

•	Our consolidated operating expenses increased significantly as a result of continued growth in revenues and our acquisitions of TierOne and Continuum. Additionally, we expect to incur future non-cash amortization charges as a result of certain intangible assets that we acquired in connection with the TierOne and Continuum acquisitions.
Other Income (Expense)
Other expense was $66,800 and nil for quarters ended March 31, 2007 and 2006, respectively. This expense was primarily interest and loss on foreign exchange by subsidiary which transacts most of its business in currencies other than its functional currency.
Net loss
We incurred a net loss of $686,000 and $323,600 for the three months ended March 31, 2007 and 2006, respectively, as a result of the factors described above.
Liquidity and Capital Resources
Cash and cash equivalents were $544,700 and $335,200 as of March 31, 2007 and December 31, 2006, respectively. Of the $544,700 as of March 31, 2007 $267,400 was held by our Indian subsidiary and the remaining balance of $277,300 was at highly reputable U.S. banks.

Net cash used in operations was $192,800 and $187,800 for the three months ended March 31, 2007 and 2006, respectively. The increase in cash used by operations was largely due to the increase in accounts receivable, which was offset by a increase in our accounts payable.
Net cash used in investing activities was $18,700 and $1,339,600 for the three months ended March 31, 2007 and 2006, respectively. The prior year period amount was due to the TierOne acquisition.
Net cash provided by financing activities decreased to $416,900 for the three months ended March 31, 2007 from $2,266,000 for the three months ended March 31, 2006. The decrease related principally to the $1,790,000 (net of issuance costs) Barrons financing during March 2006.
We may continue to compensate employees with equity incentives, where possible, and continue to utilize equity instruments to compensate existing and new employees hired to minimize cash outlays. Management believes this strategy provides the ability to increase stockholder value as well as utilize cash resources more effectively.
During future periods, we may seek additional funding to finance future operations and acquisitions. The amount and timing of such funding transactions is not yet known and will depend largely on our operating needs and the cost to acquire new information technology companies. Our ability to secure this additional funding given present market conditions is uncertain, as is the financial effect any such funding may have on our capital structure or operating results.
We have forecast our cash requirements for the remainder of 2007 and 2008. We expect to begin generating cash from operations in the fourth quarter of 2007. From the cash from operations, the increase in our line of credit and future fund raising activities we expect to have sufficient funds to pay our remaining obligation to the principals of TierOne Consulting including the $687,500 due in March, 2008. If we are unable to pay the March, 2008 payment, we would seek to renegotiate the timing of the payments due.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2007, we did not engage in any off-balance sheet arrangements.
Recent Accounting Pronouncements
In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for the Company beginning January 1, 2007. The company estimates that this pronouncement has had no impact on its consolidated financial statements.

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
In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP addressed an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB. No. 5. The guidance in this FSP amends Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, this guidance shall be effective for the financial statements issued for fiscal years beginning December 15, 2006, and interim periods within those fiscal years.
Based on the registration rights agreement in place as of March 31, 2007, our management does not believe this pronouncement will have a material impact on our financial position or results of operations. The company is currently assessing the impact of this FSP in relation to the registration entered into in conjunction with our recent private placement.
In February 2007, the FASB issued SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities, which expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its financial statements, and offers an irrevocable option to record the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS is effective for fiscal years beginning on or after November 17, 2007. The company is currently evaluating the impact of SFAS 159 will have on its consolidated financial statements.

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

We are undertaking steps to remedy these deficiencies including the following:
•	We created the position of Vice President of Finance and Accounting responsible for day to day accounting activities, financial reporting and assisting Principal Financial Officer with the preparation of our financial statements.

•	We are implementing a monthly review and sign-off process on all accrual and amortization entries by the Vice President of finance and Accounting for the accounts listed above

•	We are implementing standard operating procedures and processes for monthly revenue recognition, expense accruals, Prepayments and stock-based compensation.

•	We are implementing expense control procedures including analysis of potential outsourced opportunities including, but not limited to, human resources, marketing, and accounting.
Additionally, as part of our 2006 audit, LevitZacks, our current independent registered public accounting firm, provided the Audit Committee and management a letter summarizing material weaknesses in our financial controls and procedures under standards of the Public Company Accounting Oversight Board. These material weaknesses involved matters relating to the design or operation of internal control that , in the judgment of LevitZacks, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.
We have discussed our corrective actions and future plans with our Audit Committee and LevitZacks, our current independent registered public accounting firm, and, it is our expectation that the implementation of these procedures and systems will assist us in making our internal controls over financial reporting effective.
As a result of our 2006 audit and as disclosed on Form 8-K dated, June 19, 2007, a number of errors were identified that require the Company to amend its quarterly filings for 2006. These errors were fully detailed in our 8K that was filed on June 19, 2007.
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
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Innofone Litigation
Caneum filed an action in the Superior Court of California, County of Orange, against Innofone on or about November 13, 2006, alleging that Innofone breached its contracts with Caneum by failing to pay approximately $200,000. Innofone then filed counterclaims alleging breach of contract and fraud. Caneum has filed a motion to compel Innofone to comply with its discovery obligations. Innofone’s counsel has filed a motion to withdraw as Innofone’s counsel. Both these motions are scheduled to be heard on August 29, 2007. The matter is scheduled for trial on November 29, 2007. Caneum intends to pursue this matter vigorously.
Item 4. Submission of Matters to a Vote of Security Holders
The 2007 annual meeting of the shareholders originally scheduled for May 31, 2007, has been postponed. The Board of Directors has not yet set a new date for the annual meeting.
Item 5. Other Information
(a) The following items should have been disclosed in a report on Form 8-K during the quarter ended March 31, 2007:
On January 2, 2007, we entered into an agreement to pay $1,250 per month of the rent on office space of Curo Capital, LLC, a company controlled by Alan Knitowski, our Chairman, and Luan Dang, one of our directors. The agreement expires on December 31, 2008, and acts as the office of the Chairman for our company. This event was reportable during first quarter of 2007 under Item 1.01 of Form 8-K and was reported in the company’s annual report on Form 10-KSB filed with the Commission on July 3, 2007. A copy of the agreement was filed as Exhibit 10.22 of the 2006 annual report on Form 10-KSB.

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

Caneum, Inc.
Date: August 21, 2007	By:	/s/ Suki Mudan
Suki Mudan, President
(Principal Executive Officer)

Date: August 21, 2007	By:	/s/ Gary Allhusen
Gary Allhusen, Chief Operating Officer
(Principal Financial Officer)