Form 10QSB
period 2007-06-30
CANEUM INC
filed 2007-09-10
CIK 1118961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2007

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
Yes ☐      No ☑
State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: At September 6, 2007, there were 8,212,859 shares of our common stock outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐      No ☑

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

For the Periods ended June 30, 2007 and 2006

Page
Financial Statements

Condensed Consolidated Balance Sheets — Assets	3

Condensed Consolidated Balance Sheets — Liabilities and Stockholders’ Equity	4

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	8

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Caneum, Inc.
June 30, 2007
Condensed Consolidated Balance Sheets
Assets

	June 30,
	2007	December 31,
	Unaudited	2006
CURRENT ASSETS
Cash and cash equivalents	$117,313	$335,202
Accounts receivable, net of allowance of $331,356 and $229,626, respectively	2,943,753	1,840,994
Prepaid assets	122,736	57,673
Other current assets	15,000	15,000

Total current assets	3,198,802	2,248,869

LONG TERM ASSETS
Property & equipment, net	209,149	194,373
Intangibles, net	742,524	938,587
Goodwill	1,464,805	1,464,805
Other	4,592	4,592

TOTAL ASSETS	$5,619,872	$4,851,226

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
June 30, 2007
Condensed Consolidated Balance Sheets
Liabilities and Shareholders’ Equity

	June 30,
	2007	December 31,
	Unaudited	2006
CURRENT LIABILITIES
Accounts payable	$1,591,873	$830,468
Accrued expenses	12,288	67,098
Credit lines	1,392,636	159,966
Accrued payroll and related expenses	117,382	119,556
Notes payable	16,223	61,480
Current portion of installment loans	1,018,288	785,573
Other current liabilities	81,357	84,522

Total current liabilities	4,230,047	2,108,663

LONG TERM LIABILITIES
Installment loans, less current portion	—	665,862
Other non current liabilities	61,193	51,127

Total liabilities	4,291,240	2,825,652

Minority Interest	—	231,227

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value 20,000,000 shares authorized, 3,332,500 and 3,332,500 shares issued and outstanding (Liquidation preference $1,666,250)	$3,332	$3,332
Common stock, $0.001 par value 100,000,000 shares authorized, 8,212,859 and 7,918,921 shares issued and outstanding	8,211	7,917
Common stock committed	12,500	—
Additional paid-in capital	8,331,719	7,592,702
Accumulated other comprehensive income	69,925	—
Accumulated deficit	(7,097,055)	(5,809,604)

Total shareholders’ equity	1,328,632	1,794,347

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,619,872	$4,851,226

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
June 30, 2007
Condensed Consolidated Statements of Operations
And Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
		June 30,		June 30,
	June 30,	2006	June 30,	2006
	2007	Unaudited	2007	Unaudited
	Unaudited	As Restated	Unaudited	As Restated
Revenue	$3,241,315	$1,983,528	$5,991,688	$2,884,203

Cost of revenue	2,541,978	1,460,542	4,730,190	2,113,438

Gross profit	699,337	522,986	1,261,498	770,765

Operating expenses	1,187,839	967,760	2,297,794	1,538,322

Loss from operations	(488,502)	(444,774)	(1,036,296)	(767,557)

Other income (expense)
Interest income (expense), net	(51,531)	(36,132)	(104,023)	(36,101)
Loss on foreign exchange	(38,745)	—	(53,048)	—

Total other income (expense)	(90,276)	(36,132)	(157,071)	(36,101)

Minority Interest	(11,974)	—	(80,352)	—

Loss before income tax	(590,752)	(480,906)	(1,273,719)	(803,658)

Income tax expense	(10,748)	—	(13,732)	(800)

Net loss	$(601,500)	$(480,906)	$(1,287,451)	$(804,458)

Beneficial Conversion Charge upon Issuance of Preferred Shares	—	—	—	755,048

Net Loss Attributable to Common Stockholders	$(601,500)	$(480,906)	$(1,287,451)	$(1,559,506)

Basic and diluted net loss per common share	$(0.07)	$(0.08)	$(0.16)	$(0.27)

Weighted average number of Common Shares outstanding used in the calculation	8,045,480	6,216,346	7,996,050	5,746,676

Net loss	(601,500)	(480,906)	(1,287,451)	(804,458)

Comprehensive Income:
Foreign currency translation adjustment (Note 2)	55,869	—	69,925	—

Comprehensive Loss	(545,631)	(480,906)	(1,217,526)	(804,458)

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
June 30, 2007
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
		June 30,
	June 30,	2006
	2007	Unaudited
	Unaudited	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,287,451)	$(804,458)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	299,212	237,785
Expenses paid by stock issuances or committed issuances	317,003	64,600
Interest accreted to TierOne notes	34,538	32,527
Depreciation and amortization	33,946	18,258
Amortization of acquired intangibles from business combinations	122,354	77,850
Bad Debt expense	—	72,721
Minority interest	80,352	—
(Increase) decrease in
Accounts receivable	(1,070,247)	(540,568)
Prepaid assets and other current assets	(58,584)	102,822
Increase in
Accounts payable and accrued expenses	698,495	92,302
Accrued payroll and related expenses	6,514	140,717

Net cash used in operating activities	(823,868)	(505,444)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of TierOne Consulting, Inc., net of cash acquired	—	(1,338,627)
Cash paid for acquisition of remaining interest of Continuum	(89,286)	—
Purchase of property & equipment	(36,802)	(17,834)

Net cash used in investing activities	(126,088)	(1,356,461)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock and warrants for cash	—	350,004
Issuance of Series A Preferred Shares and warrants for cash, net	—	1,790,000
Payment of debt	(543,857)	(31,819)
Addition to debt	24,225	—
Exercise of options	—	132,250
Increase in credit lines	1,232,671	84,650

Net cash provided by financing activities	713,039	2,325,085

Effect of changes in foreign currency exchange rates on cash	19,028	—

Net increase (decrease) in cash and cash equivalents	(217,889)	463,180

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	335,202	99,760

CASH AND CASH EQUIVALENTS, END OF PERIOD	$117,313	$562,940

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$72,745	$24,906

Income taxes paid	$13,732	$800
See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
June 30, 2007
Supplement disclosure of Non-Cash Investing and Financing Activities:
In the six months ended June 30, 2007, the Company accrued a stock based bonus of 468,751 shares valued at $286,407.
During the six months ended June 30, 2007, the Company issued 33,177 common shares valued at $18,097 for services rendered.
During the six months ended June 30, 2007, the Company committed to issue 21,744 common shares valued at $12,500 for legal services rendered.
During the six months ended June 30, 2007, The Company issued 260,761 common shares valued at $135,596 as part of the consideration given for the acquisition of the remaining 45% Minority Interest of Continuum Systems, Inc.
During the six months ended June 30, 2006, the Company issued notes with a fair value of $1,449,000 in conjunction with the acquisition of TierOne, Inc.
During the six months ended June 30, 2006, the Company issued or committed to issue 26,633 common shares valued at $20,777 for legal services related to the TierOne acquisition.
During the six months ended June 30, 2006, the Company issued 52,454 common shares valued at $40,000 for services rendered.
During the six months ended June 30, 2006, the Company issued 60,000 shares valued at $49,200 for prepaid consulting services. As of June 30, 2006, $24,600 remained capitalized.
During the six months ended June 30, 2006, the Company obtained $75,000 worth of licenses as part of a reseller agreement, which was financed through accounts payable.

Caneum, Inc.
June 30, 2007
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

Caneum, Inc.
June 30, 2007
Notes to Condensed Consolidated Financial Statements
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
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Consolidation
The accompanying condensed consolidated financial statements include the accounts of the company and its wholly owned subsidiary, Tier One Consulting, Inc., from the date of its acquisition of March 28, 2006, and the majority (55%) owned subsidiary, Caneum India Pvt. Ltd., formerly Continuum Systems Private Limited, an Indian corporation (“Continuum”) acquired on December 31, 2006. The remaining 45% of the outstanding stock of Continuum was acquired on June 6, 2007 when Continuum became a wholly (100%) owned subsidiary of the Company and was renamed Caneum India Private Limited. This acquisition of Continuum Systems occurred through the Company’s wholly owned subsidiary, Caneum Asia Pacific PTE. LTD. (“Caneum Asia Pacific”), formed in Singapore on December 21, 2006. The condensed consolidated financial statements include 100% of the accounts of Continuum Systems from June 6, 2007, the date of acquisition. All significant inter-company balances and transactions have been eliminated upon consolidation.
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
June 30, 2007
Notes to Condensed Consolidated Financial Statements
Segment Reporting
The company has determined that it operates and reports as one single segment.
Customer Concentrations
During the six months ended June 30, 2007, we had two customers that each accounted for at least 10% of sales. DIRECTV accounted for 23%, and Los Angeles Unified School District accounted for 15% of our revenues for the six months ended June 30, 2007, respectively. During the six months ended June 30, 2006, we had three customers that each accounted for at least 10% of sales. Countrywide Financial Corporation accounted for 19%, DIRECTV accounted for 19% and Keane accounted for 21% of revenues. Los Angeles Unified School District and DIRECTV accounted for 22%, and 19% respectively, of our outstanding receivables on June 30, 2007.
Accounts Receivable Policy
The Company grants unsecured credit to its customers and maintains a bad-debt reserve that it reviews periodically for sufficiency based on age of accounts, collection history, and relationship with the client and risk profile. If an accounts receivable is deemed uncollectible, the Company writes it off against the reserves.
Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expenses were approximately $5,500 and $12,300 for the six months ended June 30, 2007 and 2006, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2007, the Company had a minimal amount of cash on deposit in the US with the majority being on deposit in India.
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
June 30, 2007
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

Caneum, Inc.
June 30, 2007
Notes to Condensed Consolidated Financial Statements
Fair Value of Financial Instruments
At June 30, 2007 and December 31, 2006, management believes that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value because of the short maturity of these financial instruments. Management also believes that the carrying amounts of its notes payable, credit lines and installment loans approximate fair value as of June 30, 2007 and December 31, 2006, as they fully mature in less than two years and their interest rates are consistent with current market rates.
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

Caneum, Inc.
June 30, 2007
Notes to Condensed Consolidated Financial Statements
Foreign Currency
Our foreign subsidiary’s functional currency is the Indian Rupee, their local currency. Translation of the subsidiary’s assets and liabilities is at the balance sheet date exchange rate. Translation of shareholders’ equity is at historical rates. Translation of income and expenses is at the average exchange rates for the applicable period. Adjustments from these translations are reflected in our condensed consolidated balance sheet as a separate component of shareholders’ equity.
Transactions gains and losses arising from activities in other than the functional currency are calculated using average exchanges rates for the applicable period and reported in our consolidated statement of operations and comprehensive income (loss) as a non-operating item in each period.
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
At June 30, 2007 and June 30, 2006, the Company had outstanding options to purchase an additional 7,191,796 and 6,767,671 of common shares, respectively that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.
At June 30, 2007 and June 30, 2006, the Company had outstanding warrants to purchase an additional 8,372,469 and 8,703,669 of common shares, respectively that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.
In addition, as of June 30, 2007 and 2006, the Company could be required to issue additional warrants to purchase up to 611,200 common shares upon future exercise of existing outstanding warrants. At June 30, 2007 and June 30, 2006, the Company had outstanding 3,332,500 and 4,000,000 convertible (1:1) preferred shares that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.
In addition, as of June 30, 2007 and 2006, the Company could be required to issue up to 2,600,000 additional convertible (1:1) preferred shares upon failure to achieve certain adjusted EBITDA targets (Note 6).

Caneum, Inc.
June 30, 2007
Notes to Condensed Consolidated Financial Statements
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

Caneum, Inc.
June 30, 2007
Notes to Condensed Consolidated Financial Statements
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
Based on the registration rights agreement in place as of June 30, 2007, our management does not believe this pronouncement will have a material impact on our financial position or results of operations.
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

Caneum, Inc.
June 30, 2007
Notes to Condensed Consolidated Financial Statements
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
Pursuant to the agreement, The Liquid Group received compensation of $5,680 per month through October 31, 2006 that was then reduced to $3,500 per month. The agreement also included mutual indemnification provisions. As of January 30, 2007, the agreement was terminated. The Company paid $3,500 and $110,100 to The Liquid Group for the six months ended June 30, 2007, and June 30, 2006, respectively.
Consulting
The Company had a consulting agreement with Robert F. Mitro, a Director of our board. The consulting agreement required the Company to pay Mr. Mitro $5,000 per month in shares of the Company’s common stock for his consulting services to the Company. This consulting agreement expired on October 23, 2006. The Company issued shares valued at $30,000 to Mr. Mitro for the six months ended June 30, 2006
Customer
Our Chairman, Mr. Alan Knitowski also serves on the Board of Directors of Vootage, Inc. We provide Vootage with offshore software development resources located at our offices in India. The initial value of this contract was $237,000 and a subsequent contract for recurring services valued at $46,000 per month was signed in July 2007. This contract expires at the end of 2007.

Caneum, Inc.
June 30, 2007
Notes to Condensed Consolidated Financial Statements
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
On December 31, 2006, and as more fully described in Note 8, the Company acquired 55% ownership of Continuum Systems for a purchase price of $423,558 plus direct acquisition costs for legal services of $19,939. In addition to the tangible assets acquired and liabilities assumed, which have been recorded at fair value, the Company allocated a part of the purchase price to customer relationships. These values were provided by a third party appraiser. The value of the intangible assets was subsequently adjusted by $86,700 upon completion of the acquisition of the remaining 45% of Continuum Systems on June 6, 2007.
The Company acquired a license for a software product for $75,000. The license fee payable is included in accounts payable. Payment is due when sales are made to Caneum’s customers or by February 28, 2007. Since no sales have been made to date, management is presently renegotiating the payment terms associated with this license to extend the time frame of payments due.

Caneum, Inc.
June 30, 2007
Notes to Condensed Consolidated Financial Statements
Total amortization expense for the six months ended June 30, 2007 and 2006, was $122,400 and $77,900 respectively. The amortization period for the definite lived intangible assets is 1-5 years.
Intangible assets subject to amortization:

			Accumulated
			Amortization
	Useful	Gross	as of	Unamort.
	Life	Cost	June ’07	Balance
Customer contracts & relationships	5 Yrs	$737,000	$184,250	$552,750
Employment contracts	2 Yrs	$78,000	$48,750	$29,250
Licenses	1 Yr	$75,000	$75,000	$—
Continuum customer relationships*	5 Yrs	$88,000	$17,500	$70,500
* Gross cost of the Continuum customer relationships includes an adjustment of $86,700 during the six months ended June 30, 2007 as a result of the acquisition of the remaining 45% Minority Interest.
In addition to the intangibles listed above, trademarks for $90,000 were recorded with an indefinite life and no amortization expense.
Future estimated aggregate amortization expense for the years ended December 31, 2007, through December 31, 2011, is as follows:

Fiscal 2007 - Remaining	101,000
Fiscal 2008	173,000
Fiscal 2009	163,000
Fiscal 2010	163,000
Fiscal 2011	53,000
NOTE 5 — INCOME TAX
The income tax provision is based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. The Company expects to record only minimum state taxes for fiscal 2007, as was the case in fiscal 2006. Accordingly, the income tax provision for the three and six months ended June 30, 2007, and the prior year comparable periods ended June 30, 2006, are based on an allocable portion of state minimum taxes. Our India subsidiary is eligible for tax holidays for non-domestic sales or approximately 90% of total revenue. A provision was made for the 10% portion of their domestic revenue and resultant income subject to Indian tax law.

Caneum, Inc.
June 30, 2007
Notes to Condensed Consolidated Financial Statements
NOTE 6 — BARRON FINANCING
On March 24, 2006, the Company entered into and closed a funding agreement with Barron Partners, LP (“Barron”). Pursuant to the Preferred Stock Purchase Agreement which set forth the terms of the funding, the Company issued 4,000,000 shares of Series A Preferred Stock to Barron at $0.50 per share for gross proceeds of $2,000,000. The Series A Preferred Stock is convertible into shares of the Company’s common stock on a share-for-share basis, and is subject to adjustment in the event of certain corporate transactions. The Series A Preferred Stock does not accrue dividends nor does it have voting rights. However, the terms of the purchase agreement do prohibit certain corporate amendments without affirmative approval of the holders of the shares of the Series A Preferred Stock then outstanding. The Series A Preferred Shares have a liquation preference to any junior security of $0.50 per share. In addition, if the Company fails to meet certain adjusted EBITDA targets for 2006 or 2007, it has agreed to issue additional shares of Series A Preferred Stock to Barron, not to exceed 2,600,000 shares (Note 12). Pursuant to the agreement with Barron, the Company also issued 4,000,000 A Warrants exercisable at $0.50 per share, 2,000,000 B Warrants exercisable at $1.00 per share, and 2,000,000 C Warrants exercisable at $1.50 per share to acquire common stock. The warrants are exercisable immediately and expire on March 24, 2010. At any time that the average closing sale price of our common stock for a period of twenty consecutive trading days equals or exceeds 200% of the then existing exercise price of the warrants, and provided that a registration statement covering the shares underlying the warrants is available for the resale of the common shares, the Company has the right, upon twenty days written notice to the warrant holders, to call the warrants for cancellation in whole or in part. At closing, the Company paid a $50,000 due diligence fee to Barron.
As placement agent for the funding transaction with Barron, Ascendiant Securities, LLC (“Ascendiant”) received $160,000 in cash at closing and the Company issued to them 60,000 common shares and 160,000 A Warrants, 80,000 B Warrants, and 80,000 C Warrants. The Company has also agreed to issue to Ascendiant warrants equal to 8% of the shares issued to Barron upon any future exercise of the outstanding warrants issued to Barron upon the same terms as the warrants so exercised. If all of the warrants are exercised by Barron, the Company would be obligated to issue a total of 320,000 A Warrants, 160,000 B Warrants, and 160,000 C Warrants to Ascendiant. The Company agreed to register the common shares underlying the warrants and the 60,000 common shares issued to Ascendiant. As of June 30, 2007, the Company has issued warrants for 348,800 common shares to Ascendiant.

Caneum, Inc.
June 30, 2007
Notes to Condensed Consolidated Financial Statements
In connection with the closing of this funding transaction on March 24, 2006, the Company entered into a Registration Rights Agreement with Barron and agreed to register the common shares issuable upon conversion of the outstanding shares of the Series A Preferred Stock and the common shares issuable upon exercise of the warrants held by Barron.
In connection with the issuance of the Series A Preferred Stock, we recorded a beneficial conversion charge of $755,048 under the guidance of EITF 00-27. A beneficial conversion charge is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the convertible security can convert at the date of issuance. The consideration allocated to the convertible security was based on the relative fair values of the convertible security, detachable warrants and contingently issuable Preferred Stock. Under the guidance of EITF 98-5, the beneficial conversion charge is limited to the amount allocated to the convertible security. The amount of the beneficial conversion charge has been immediately recognized as a deemed dividend because the preferred stock is immediately convertible. The amount of the beneficial conversion charge has been reflected as an adjustment to the net loss attributable to common shareholders on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).
The Stock Purchase Agreement for the Series A Preferred Stock also provides that the holders receive additional shares if certain EBITDA targets are not achieved. We will record an additional beneficial conversion charge of $490,781 if the maximum 2,600,000 additional shares of Series A Preferred Stock are issued (Note 12).
If the Company fails to maintain the effectiveness of the registration statement during the period through March 24, 2008, it is required to pay liquidated damages to Barron equal to 30,000 shares of common stock for each thirty-day period, or portion thereof, during which the registration statement is not effective. The Company is required to file a post-effective amendment to the registration statement within fifteen trading days after the registration statement is required to be amended. The maximum number of shares issuable as liquidated damages is 240,000 shares. As the Company failed to maintain the effectiveness of the registration statement in May 2007, the Company accrued $74,400 as estimated liquidated damages as of June 30, 2007 (Note 12).
During the year ended December 31, 2006, Barron converted an aggregate of 667,500 shares of Series A Preferred Stock into 667,500 shares of common stock and exercised 360,000 A Warrants for cash of $180,000. No preferred shares were converted and no warrants were exercised during the six months ended June 30, 2007.

Caneum, Inc.
June 30, 2007
Notes to Condensed Consolidated Financial Statements
NOTE 7 — TIER ONE TRANSACTION
On March 28, 2006, the Company entered into and closed a Stock Purchase Agreement with Tier One Consulting, Inc. (“Tier One”) and its two shareholders, Michael A. Willner and Robert J. Morris, in which the Company acquired all of the outstanding shares of Tier One. The purchase price for the shares of Tier One was $2,971,700, of which $1,375,000 was paid at closing, $1,375,000 of which is payable in two equal installments of $687,500 on the first and second anniversary of the closing, and $13,333 which is payable monthly for two years. The related installment payables have been recorded at present value using a discount rate between 11% and 12% and the related discount will be accreted to interest expense through the payment dates. In addition, the Company deposited $343,750 into a designated bank account for payment toward the first installment and it agreed to reserve a like amount from our bank lines of credit for payment of the first installment, if necessary. The installment payments are subject to adjustment for certain set-offs for any post-closing undisclosed liabilities of Tier One, enforcement of indemnification provisions by Tier One in the agreement, a decline in the EBIT calculation in the Tier One audited financial statements for 2005, or any increase or decrease in the estimated cost of the audit of the Tier One financial statements for 2005. The first anniversary payment was offset by $1,975 and reduced to $685,525. On March 28, 2007, we paid a total of $361,775 to Messrs Willner and Morris, with the balance of the adjusted first anniversary payment payable in installments of $10,000 each per month beginning in April, 2007. The unpaid balance of $272,173 as of June 30, 2007 bears interest at 8% per annum and we have agreed to use our best efforts to increase the amount of the monthly payments and to prepay the balance prior to December 31, 2007. The debt modification is being accounted for on a prospective basis. As a result of the acquisition of all of the outstanding stock of Tier One from its shareholders, Tier One is now a wholly owned subsidiary of the Company. The allocation of the purchase price to the net tangible and intangible assets of TierOne is shown in the table below:

Allocated to purchase price:	$2,971,700
Accounts receivable and cash	777,800
Fixed assets	40,200
Trademarks	90,000
Customer contracts & relationships	737,000
Employment contracts	78,000
Less liabilities assumed	(216,100)

Total identifiable assets, net	1,506,900

Remaining balance to goodwill	1,464,800

Caneum, Inc.
June 30, 2007
Notes to Condensed Consolidated Financial Statements
NOTE 8 — CONTINUUM TRANSACTION
On December 29, 2006, we entered into a series of transactions in connection with the acquisition of Continuum Systems Private Limited, an Indian corporation (“Continuum”). Through our wholly owned subsidiary, Caneum Asia Pacific PTE. LTD. (“Caneum Asia Pacific”), formed by us in Singapore on December 21, 2006, we acquired 55% of Continuum on December 31, 2006, and entered into an agreement on December 31, 2006, to acquire the remaining 45% on or before June 30, 2007. At closing we purchased 45% of the outstanding stock of Continuum from Iain Allison, the Director of Strategic Alliances for Continuum, for a total of 446,691 shares of our common stock pursuant to a Stock-for-Stock Exchange Agreement dated December 29, 2006, and we purchased 10% of Continuum’s outstanding stock from Neeraj Sehgal, the Director of IT Solutions for Continuum, for $50,000 and 25,735 shares of our common stock pursuant to a Stock Purchase Agreement dated December 29, 2006. We also agreed to acquire the remaining 45% of the outstanding stock of Continuum from Jesper Lindorff, the Chief Executive Officer of Continuum for 343,750 shares plus a cash payment of $70,000. Of the 343,750 shares, 82,989 shares valued at $56,432 were committed to Jesper Lindorff as of December 31, 2006, and have been included with intangible assets acquired as this is where the amount was ultimately classified upon consummation of the deal (Note 12). In connection with the Continuum acquisition we issued 34,746 shares for directly related legal services. The remaining 45% of the outstanding stock of Continuum was acquired on June 6, 2007 when Continuum became a wholly owned subsidiary of the Company and was renamed Caneum India Private Limited.
As a result of the closing, and pursuant to the terms of the acquisition agreements, Suki Mudan, our President, and Gary Allhusen, our Chief Operating Officer, were appointed to serve as directors of Continuum with Mr. Lindorff.
Effective with the closing of the acquisition agreements, we entered into a two-year renewable Marketing Agreement dated December 31, 2006, with Mr. Allison whereby we agreed to compensate him with commissions of 8% on all sales by Continuum up to $2,000,000 that he sources and 10% top line commission on all sales in excess of $2,000,000. We also agreed to provide him with incentive payments of our common stock over the term of our Marketing Agreement. We have agreed to grant him an incentive bonus of 297,794 shares of common stock payable on December 31, 2007, and 248,162 shares payable on December 31, 2008. The incentive bonuses are subject to certain conditions. During the three and six months ended June 30, 2007, the Company accrued a stock based bonus of 105,469 and 210,938 shares valued at $54,844 and $126,563, respectively. If Continuum fails to generate gross revenue for the twelve-month period ending December 31, 2007, or for the twelve-month period ending December 31, 2008, equal to or greater than the gross revenue generated by Continuum during the twelve-month period ended December 31, 2006, then the number of shares of common stock to be delivered to Mr. Allison for the first and second year payments will be proportionately reduced. Also, if the Marketing Agreement is terminated by us for cause on or before the first or second anniversary of the agreement, any unpaid incentive payment or payments will be forfeited. In the event of certain corporate transactions that result in a change of control of our company, the incentive payments may become immediately due and payable.

Caneum, Inc.
June 30, 2007
Notes to Condensed Consolidated Financial Statements
Also effective with the closing of the acquisition agreements, Continuum entered into a two-year renewable employment agreement with Neeraj Sehgal to continue his services as Director of IT Solutions at an annual base salary of approximately $12,500 and grant him a signing bonus of 25,735 shares of our common stock and 100,000 options under our 2002 Stock Option/Stock Issuance Plan (the “Plan”). The options are exercisable at $0.59 per share and are subject to vesting at the rate of 1/4 of the granted options after one year and 1/48th of the granted options per month thereafter. In addition, we also agreed to provide him with incentive payments of our common stock over the term of the employment agreement. We granted him an incentive bonus of 66,177 shares of common stock payable on December 31, 2007, and 55,147 shares payable on December 31, 2008. During the three and six months ended June 30, 2007, the Company accrued a stock based bonus of 46,875 shares valued at $29,063. The incentive bonuses are subject to the same terms as the incentive stock bonuses granted to Mr. Allison above.
On December 31, 2006, Continuum entered into a two-year renewable employment agreement with Jesper Lindorff to continue his services as Chief Executive Officer at an annual base salary of approximately $18,000 and 150,000 options under our Plan. The options are exercisable at $0.59 per share and are subject to vesting at the rate of 1/4 of the granted options after one year and 1/48th of the granted options per month thereafter. We granted Burdock Inc., a Saint Vincent & the Grenadines Company, designated by Jesper Lindorff an incentive bonus of 297,794 shares of our common stock payable on December 31, 2007, and 248,162 shares payable on December 31, 2008. During the three and six months ended June 30, 2007, the Company accrued a stock based bonus of 105,469 and 210,938 shares valued at $59,062 and $130,781, respectively. The incentive bonuses are subject to the same terms as the incentive stock bonuses granted to Mr. Allison above. We also entered into a two-year renewable consulting agreement effective December 31, 2006, with Burdock Inc. at a monthly fee of $3,000 per month as well as $70,000 and 82,989 shares of our common stock. The $70,000 was paid on the closing of the stock swap agreement under Indian regulations in June 2007 (Note 12).
The allocation of the initial purchase price purchase price for 55% ownership to the net tangible and intangible assets of Continuum is shown in the table below:

Acquired identifiable assets:
Accounts receivable and cash	$422,800
Fixed assets	$132,800
Customer relationships	$160,900
Other	$53,900
Less liabilities assumed	$(95,700)

Total identifiable assets, net	$674,700
Minority interest	$(231,200)

Acquisition price	$443,500

Caneum, Inc.
June 30, 2007
Notes to Condensed Consolidated Financial Statements
The acquisition of the remaining 45% Minority Interest resulted in an adjustment of the carrying value of the customer relationships as follows:

Acquisition of Minority Interest:
Price paid for 45% Minority Interest	$224,900
Book Value of Minority interest	$(311,600)

Adjustment to carrying value of customer relationships	$(86,700)

NOTE 9 — COMMON STOCK TRANSACTIONS
During the six months ended June 30, 2007, pursuant to the Company’s 2002 Stock Option/Stock Issuance Plan, the Company issued 33,177 shares for services rendered. The value of the services was $18,097.
During the six months ended June 30, 2007 pursuant to the Company’s 2002 Stock Option/Stock Issuance Plan, the Company committed to issue 21,744 shares for legal services rendered. The value of the shares was $12,500.
During the six months ended June 30, 2007, the Company issued 260,761 shares of common stock valued at $135,600 for the remaining 45% Minority interest of Continuum Systems.
NOTE 10 — STOCK PLAN
On December 18, 2002, the Company’s Board of Directors and shareholders adopted the 2002 Stock Option/Stock Issuance Plan (the “Plan”). The purpose of the Plan is to provide eligible persons an opportunity to acquire a proprietary interest in the Company and as an incentive to remain in the service of the Company.

Caneum, Inc.
June 30, 2007
Notes to Condensed Consolidated Financial Statements
The Company’s 2002 Stock Option/Stock Issuance Plan was amended effective June 8, 2006, to increase the number of shares authorized under the Plan to 15,000,000 shares. The Plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until December 1, 2010, whichever is earlier. Options forfeited or canceled are added back into the Plan. At June 30, 2007, a total of 6,432,000 shares of common stock were available for grant under the plan.
The fair value of stock options granted is recognized to expense over the requisite service period. Compensation expense for all employees’ share-based payment awards is recognized using the straight-line single-option method.
The aggregate intrinsic value of options outstanding as of June 30, 2007, was $133,000 and the aggregate intrinsic value of options exercisable as of June 30, 2007, was $120,000. The total intrinsic value of options exercised during the six months ended June 30, 2007, was nil. The intrinsic value of options vested during the six months ended June 30, 2007 was $400. As of June 30, 2007 there was $949,200 of total unrecognized compensation expense related to unvested stock options under the plan. The expense is expected to be recognized over a weighted average period of 0.9 years.
Excluding the warrants issued to Barron and discussed fully in Note 6, the Company had the following warrants outstanding as of June 30, 2007
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
June 30, 2007
Notes to Condensed Consolidated Financial Statements
NOTE 11 — NOTES PAYABLE
Credit Lines
On February 12, 2007, the “Company” and its wholly owned subsidiary, Tier One Consulting, Inc. (“Tier One”), (collectively the “Borrower”) entered into a Business Financing Agreement (the “Credit Agreement”) with Bridge Bank, National Association (the “Lender”) that provides for an accounts receivables backed $1,500,000 revolving line of credit (the “Line of Credit”) with an interest rate of Prime + 1.75%. The effective date of the Credit Agreement was January 24, 2007, and the termination date of the agreement is January 24, 2008, unless terminated earlier by the Lender as provided in the Credit Agreement. Under the Line of Credit, the Lender will make advances (“Advances”) to the Borrower not exceeding the lesser of (i) $1.5M or (ii) 80% of the eligible accounts receivable; provided that at any time the Lender may establish a percentage of eligible accounts receivable greater or lesser than 80%. The Company paid a $15,000 facility fee to the Lender for entering into the Credit Agreement. The Credit Agreement also provides that the Borrower will pay a fee based on a percentage of the amount of the Line of Credit on each anniversary of the Credit Agreement and upon termination of the Credit Agreement by the Borrower within twelve months. The balance outstanding as of June 30, 2007 was $1,225,000. On August 17, 2007, Bridge Bank approved an increase in Caneum’s line of credit to the lesser of 80% of eligible accounts receivable or $2.0M. Caneum paid a $5,000 facility fee for the increase. All other terms remained the same.
As of June 30, 2007, the Company maintained a small business credit line with Wells Fargo Bank. Under the terms of the agreement the total credit available is $100,000, there is no collateral for the line and the interest rate is variable in nature. The Company must pay the finance charge every month. The balance outstanding on the line was $90,500 at June 30, 2007, and the interest rate at that time was 8.5%. The credit line may be terminated at any time.
As of June 30, 2007, the Company maintained a line of credit Wells Fargo Bank. Under the terms of the agreement the total credit available is $60,000, there is no collateral for the line and the interest rate is variable in nature. The Company must pay the finance charge every month. The balance outstanding on the line was $58,300 at June 30, 2007, and the interest rate at that time was 13%.
As of June 30, 2007, the Company maintained a line of credit at American Express Bank. The balance outstanding at June 30, 2007 was $18,900 and the interest rate at the time was 30%. This account has subsequently been closed in August 2007.
As of June 30, 2007, the Company had outstanding $4,000 on a short-term note bearing interest at 8.25% with monthly payments of $1,354 through September 2007.
As of June 30, 2007, the Company had outstanding $12,200 on a short-term note bearing interest at 8.5% with monthly payments of $2,518 through December 2007.

Caneum, Inc.
June 30, 2007
Notes to Condensed Consolidated Financial Statements
Installment Loans Payable to Tier One Consulting Principals
As of March 28, 2006, the company had obligations of $1,375,000 to the former principals of Tier One Consulting payable in two equal installments on the first and second anniversary of the closing, and $13,333 payable monthly for two years. In addition, the Company deposited $343,750 into a designated bank account for payment toward the first installment and it agreed to reserve a like amount from our bank lines of credit for payment of the first installment, if necessary. In March 2007, we amended the Tier One acquisition agreement to reduce the amount payable on the first anniversary and to restructure the payment. The first anniversary payment was offset by $1,975 and reduced to $685,525. On March 28, 2007, we paid a total of $361,775 to Messrs Willner and Morris, with the balance of the adjusted first anniversary payment payable in installments of $10,000 each per month beginning April 2007. The unpaid balance of $272,173, as of June 30, 2007, bears interest at 8% per annum and we have agreed to use our best efforts to increase the amount of the monthly payments and to prepay the balance prior to December 31, 2007. The debt modification is being accounted for on a prospective basis.
NOTE 12 — SUBSEQUENT EVENTS
Barron Litigation
On or about August 17, 2007, Caneum filed a complaint against Barron Partners LP in the United States District Court for the Southern District of New York. The Complaint alleges that Barron committed numerous material breaches of the Stock Purchase Agreement it entered into with Caneum on or about March 24, 2006, including by engaging in trading activity in Caneum common stock that violates the Stock Purchase Agreement. The Complaint seeks, inter alia, damages, attorneys’ fees, costs, and a declaratory judgment that Barron’s material breaches of the Stock Purchase Agreement excuse Caneum from further performance under the Stock Purchase Agreement. In a letter dated August 9, 2007, Barron demanded that Caneum issue 2,600,000 additional shares of preferred stock to Barron because Caneum did not meet the Adjusted EBITDA goals provided in the Stock Purchase Agreement for the year ended December 31, 2006 as interpreted by Barron. Caneum’s complaint alleges that Barron’s material breaches of the Stock Purchase Agreement excuse Caneum from any obligation to issue additional stock to Barron. Caneum intends to pursue this matter vigorously. Management has frozen the registration rights liability at $74,400 based upon the status of the litigation. The registration liability is considered to be adequate.
Bridge Bank Line of Credit increase
During August 2007, the Bridge Bank Line of credit was increased to the lesser of 80% of eligible receivables or $2.0 million (previously $1.5 million). Caneum paid a $5,000 facility fee for the increase. All other terms remain the same.

Caneum, Inc.
June 30, 2007
Notes to Condensed Consolidated Financial Statements
NOTE 14 — PRIOR PERIOD RESTATEMENT
The results for the three months ended June 30, 2006 have been restated with the following adjustments:

	For the Three Months Ended
	June 30,
	2006
	Unaudited	Previously	Restatement
	As Restated	Reported	Adjustment

Revenue	$1,983,528	$2,045,405	(61,877)

Cost of revenue	1,460,542	1,465,893	(5,351)

Gross profit	522,986	579,512	(56,526)

Operating expenses	967,760	954,602	13,158

Loss from operations	(444,774)	(375,090)	(69,684)

Other expense
Interest expense, net	(36,132)	(33,174)	(2,958)

Total other expense, net	(36,132)	(33,174)	(2,958)

Loss before income tax	(480,906)	(408,264)	(72,642)

Income tax expense	—	—	—

Net loss	$(480,906)	$(408,264)	$(72,642)

Beneficial Conversion Charge upon issuance of Preferred Shares	—	—	—

Net Loss Attributable to common Stockholders	$(480,906)	$(408,264)	$(72,642)

Basic and diluted net loss per common share	$(0.08)	$(0.07)	$(0.01)

Weighted average number of common shares outstanding used in the calculation	6,216,346	6,216,346

Caneum, Inc.
June 30, 2007
Notes to Condensed Consolidated Financial Statements
The results for the six months ended June 30, 2006 have been restated with the following adjustments:

	For the Six Months Ended
	June 30,
	2006
	Unaudited	Previously	Restatement
	As Restated	Reported	Adjustment
Revenue	$2,884,203	$2,900,125	(15,922)

Cost of revenue	2,113,438	2,106,202	7,236

Gross profit	770,765	793,923	(23,158)

Operating expenses	1,538,322	1,521,024	17,298

Loss from operations	(767,557)	(727,101)	(40,456)

Other expense
Interest expense, net	(36,101)	(33,573)	(2,528)

Total other expense, net	(36,101)	(33,573)	(2,528)

Loss before income tax	(803,658)	(760,674)	(42,984)

Income tax expense	(800)	(800)	—

Net loss	$(804,458)	$(761,474)	$(42,984)

Beneficial Conversion Charge upon issuance of Preferred Shares	755,048	—	755,048

Net Loss Attributable to common Stockholders	$(1,559,506)	$(761,474)	$(798,032)

Basic and diluted net loss per common share	$(0.27)	$(0.13)	$(0.14)

Weighted average number of common shares outstanding used in the calculation	5,746,676	5,746,676

Caneum, Inc.
June 30, 2007
Notes to Condensed Consolidated Financial Statements
NOTE 14 — PRIOR PERIOD RESTATEMENT (Continued)
Explanatory note to June 2006 restatement
During the audit of our consolidated financial statements for the twelve months ended December 31, 2006, several errors were identified that cause us to restate our condensed consolidated financial statements for the three and six months ended June 30, 2006. We were required to record a beneficial conversion feature charge in the quarter ended June 30, 2006, under the guidance of EITF 00-27. The amount of the beneficial conversion has been accreted as a deemed dividend because the preferred stock is immediately convertible. The value of the beneficial conversion has been reflected as an adjustment to the net loss attributable to common shareholders on our restated condensed consolidated statement of operations.
For the period ended June 30, 2006, we recorded an incorrect goodwill amount. This has been rectified in our restated balance sheet. Furthermore we identified certain costs which were direct acquisition costs as well as an overstatement of net book assets acquired that then increased goodwill to the December 31, 2006 amount. For the quarter ended June 30, 2006, we had recorded intangibles, lower than our restated amount. Finally, the profit earned by TierOne in 2006 prior to the acquisition has now been correctly eliminated in our restated results for the three and six months ended June 30, 2006.

Caneum, Inc.
June 30, 2007
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
Background
We have two wholly owned operating subsidiaries, Tier One Consulting, Inc., which operates from our Newport Beach, California, offices, and Caneum India Private Limited, formerly Continuum Systems Private Limited, which operates from our offices, located in Gurgaon, Delhi, India, and is owned by our wholly owned holding company formed and located in Singapore, Caneum Asia Pacific PTE LTD.
Prior to December 2002, we had no operating history. During 2003 and 2004 we commenced our core business activities of providing a broad array of business process and information technology outsourcing products and services. We earned our first significant operating revenues during the fourth quarter of 2003, at which time we ceased to be a development stage enterprise.

Caneum, Inc.
June 30, 2007
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
Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to our critical accounting policies during the three and six months ended June 30, 2007.

Caneum, Inc.
June 30, 2007
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
Results of Operations
Three and Six Months Ended June 30, 2007, versus the Three and Six Months Ended June 30, 2006
Revenue was $3,241,300 and $1,983,500 for the three months ended June 30, 2007 and 2006, respectively, representing an increase of $1,257,800 or 63% as compared to the same period in the prior year (the “comparable prior year period”). The Company’s increased marketing effort also resulted in the expansion of several Business Processes and IT Outsourcing contracts. These contracts are with customers such as DIRECTV and Los Angeles Unified School District and have generated a combined $1,189,069 in revenues during the quarter ended June 30, 2007, and $491,585 in revenues in the comparative prior year period. The TierOne and Continuum Systems acquisitions represented a significant part of the increase in revenues.
Revenue was $5,991,700 and $2,884,200 for the six months ended June 30, 2007 and 2006, respectively, representing an increase of $3,107,500 or 108% as compared to the prior year. The Company’s increased marketing effort also resulted in the expansion of several Businesses Processes and IT Outsourcing contracts. The TierOne and Continuum Systems acquisitions represented a significant part of the increase in revenues.
Cost of Revenue and Gross Profit
Cost of revenue was $2,542,000 and $1,460,500 for the three months ended June 30, 2007 and 2006, respectively, representing an increase of $1,081,500 or 74%. The increase in absolute dollars was due to the increased sales activity as described in the preceding paragraph.
Cost of revenue was $4,730,200 and $2,113,400 for the six months ended June 30, 2007 and 2006, respectively, representing an increase of $2,616,800 or 124%. The increase in absolute dollars was due to the increased sales activity as described in the preceding paragraph and are attributable to the inclusion of TierOne Consulting and Continuum Systems costs of revenue.

Caneum, Inc.
June 30, 2007
Our gross margin percentages were 22% and 26% for the three months ended June 30, 2007 and 2006, respectively and 21% and 27% for the six months ended June 30, 2007 and 2006, respectively. The decrease in the gross margin percentages was a result of three factors: higher commission payments to additional recruiters, a lower proportion of permanent placements (which are typically much higher margins) and a decline in the volume of high margin business with two of our key clients — DIRECTV and Countrywide Financial. An important contributing factor for the comparative reduction in margins is the integration of TierOne Consulting during this period. TierOne Consulting was intrinsically a lower margin business than our applications development business.
Operating Expenses
Operating expenses were $1,187,800 and $967,800 for the three months ended June 30, 2007 and 2006, respectively, representing an increase of $220,000 or 23%. Operating expenses were $2,297,800 and $1,538,300 for the six months ended June 30, 2007 and 2006, respectively, representing an increase of $759,500 or 49%. Although operating expenses increased in absolute dollars, such costs decreased as a percentage of our revenues. We believe that this percentage decrease was achieved as we are now able to better leverage the cost of our infrastructure to support our growing revenue base as a result of the TierOne Consulting and Continuum Systems acquisitions.
The major components of our operating expenses are as follows:
•	Stock-based compensation expense and expenses paid by stock issuance was $280,300 and $158,100 for the three months ended June 30, 2007 and 2006, respectively. This represents an increase of $122,200 and is principally the result of accruing stock bonuses of $143,000 for India off-set by less use of common stock for services in the U.S. Stock-based compensation expense was $616,200 and $302,400 for the six months ended June 30, 2007 and 2006, respectively. This represents an increase of $313,800 and is principally the result of accruing stock bonuses in the amount of $286,400 for India.
•	Payroll and related expenses, (excluding bonus) were approximately 30% of our operating expenses in 2007 and amounted to $357,000 and $368,000 for the three months ended June 30, 2007 and 2006, respectively. The decrease of $11,000 resulted from a temporary change in our staffing level and more reliance on outside professional services. Payroll and related expenses, (excluding bonus), were also approximately 30% of our operating expenses in 2007 and amounted to $697,900 and $500,700 for the six months ended June 30, 2007 and 2006, respectively. The increase of $197,200 was primarily due to the prior year period not including some of our senior level staffing who became employees following our acquisition of TierOne on March 28, 2006 and our acquisition of Continuum Systems on December 31, 2006.

Caneum, Inc.
June 30, 2007
•	We determine the cost of being public as including legal and accounting fees, filing fees and investor relations. These expenses amounted to $321,200 and $158,400 for the three months ended June 30, 2007 and 2006, respectively. The increase of $162,800 resulted largely from the fact that our audit was incurred in the second quarter of 2007 vs. the first quarter in 2006 and the additional expense of correcting errors made in the 2006 quarterly filings. These expenses are approximately 21.6% of the 2007 operating expenses and amounted to $496,800 and $336,300 for the six months ended June 30, 2007 and 2006, respectively. The increase of $160,500 resulted largely from increased legal and accounting fees due to correcting errors made in the 2006 quarterly filings offset by a decrease in investor relations.

•	Our consolidated operating expenses increased significantly as a result of continued growth in revenues and our acquisitions of TierOne and Continuum. Additionally, we expect to incur future non-cash amortization charges as a result of certain intangible assets that we acquired in connection with the TierOne and Continuum acquisition.
Other Income (Expense)
Other expense, net was $90,300 and $36,100 for three months ended June 30, 2007 and 2006, respectively. Interest expense increased $15,400 from the prior year period due to increased borrowings in 2007. In addition, the 2007 period included $38,700 of foreign exchange loss due to our wholly owned subsidiary transacting business in currencies other than their functional currency. Other expense, net was $157,100 and $36,100 for six months ended June 30, 2007 and 2006, respectively. Interest expense increased $67,900 from the prior year period due to increased borrowings in 2007. In addition, the 2007 period included $53,000 of foreign exchange loss due to our wholly owned subsidiary transacting business in currencies other than their functional currency.
Net loss
We incurred a net loss of $601,500 and $480,900 for the three months ended June 30, 2007 and 2006, respectively, and a net loss of $1,287,500 and $804,500 for the six months ended June 30, 2007 and 2006, respectively, as a result of the factors described above.
Liquidity and Capital Resources
Cash and cash equivalents were $117,300 and $335,200 as of June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007, $142,800 was on deposit in India and held by our wholly-owned subsidiary. This has been netted against a negative U.S balance of $25,500 on our consolidated balance sheet.
Net cash used in operations was $823,900 and $505,400 for the six months ended June 30, 2007 and 2006, respectively. The increase of $318,500 in cash used by operations was primarily due to the increases in accounts receivable consistent with our revenue growth and to a lesser extent debt servicing expenses. We continue to offset cash used in operations by increases in accounts payable, also consistent with business and revenue growth.

Caneum, Inc.
June 30, 2007
Net cash used in investing activities was $126,100 and $1,356,500 for the six months ended June 30, 2007 and 2006, respectively. The decrease resulted principally from the acquisition of TierOne in the prior year period. The current year period included $89,300 of acquisition expenditures for the remaining 45% Minority Interest of Continuum.
Net cash provided by financing activities was $713,000 for the six months ended June 30, 2007 compared to $2,325,100 for the six months ended June 30, 2006. The decrease related principally to the $1,790,000 (net of issuance costs), of Barron’s financing obtained in the prior year period. The current year period includes $1,225,000 from our Bridge Bank line of credit offset by a reduction of $467,700 principal balance of the notes payable to the prior TierOne shareholders.
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
We have forecast our cash requirements for the remainder of 2007 and 2008. We expect to begin generating cash from operations in the fourth quarter 2007. From the cash from operations, the increase in our line of credit and future fund raising activities we expect to have sufficient funds to pay off our remaining obligation to the principals of TierOne Consulting including the $687,500 due in March 2008. If we are unable to pay the March, 2008 payment, we would seek to renegotiate the timing of payments due.
Off-Balance Sheet Arrangements
During the six months ended June 30, 2007, we did not engage in any off-balance sheet arrangements.
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

Caneum, Inc.
June 30, 2007
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

Caneum, Inc.
June 30, 2007
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
Additionally , as part of our 2006 audit, LevitZacks, our current independent registered public accounting firm, provided the Audit Committee and Management a letter summarizing material weaknesses in our financial controls and procedures under standards of the Public Company Accounting Oversight Board. These material weaknesses related to the design or operation of internal control that, in the judgment of LevitZacks, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.
We have discussed our corrective actions and future plans with our Audit Committee and LevitZacks, our current independent registered public accounting firm, and, it is our expectation that the implementation of these procedures and systems will assist us in making our internal controls over financial reporting effective.

Caneum, Inc.
June 30, 2007
As a result of our 2006 audit, a number of errors were identified that require the Company to amend its quarterly filings for 2006. These errors were fully detailed in our 8K that was filed on June 19, 2007.
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

Caneum, Inc.
June 30, 2007
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Innofone Litigation
Caneum filed an action in the Superior Court of California, County of Orange, against Innofone on or about November 13, 2006, alleging that Innofone breached its contracts with Caneum by failing to pay approximately $200,000. Innofone then filed counterclaims alleging breach of contract and fraud. Caneum has filed a motion to compel Innofone to comply with its discovery obligations. Innofone’s counsel has filed a motion to withdraw as Innofone’s counsel. Both these motions were heard on August 29, 2007. The Court granted Caneum’s motion to compel further discovery responses, ordering Innofone to provide further responses within 15 days and issuing sanctions of $650 against Innofone for discovery misconduct. The Court also granted Innofone’s counsel’s motion to withdraw. Innofone agreed to extend Caneum’s deadline for filing a summary judgment motion until September 22. We agreed to continue the deposition of both Alex Lightman and Innofone’s person most knowledgeable from September 4 to September 17. The matter is scheduled for trial on November 29, 2007. Caneum intends to pursue this matter vigorously.
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
Item 2. Unregistered Sales of Equity Securities
During the quarter ended June 30, 2007, the following securities were sold by us without registering the securities under the Securities Act, except as otherwise previously reported:
On or about June 6, 2007, we issued 260,761 common shares to Jesper Lindorff to complete the acquisition of the remaining 45% interest in Continuum Systems Private Limited (now Caneum India Private Limited). This transaction was reported by us in a Current Report on Form 8-K filed with the Commission on June 14, 2007. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Regulation S. Mr. Lindorff was a non-U.S. person at the time of the sale. The offer and sale of the shares was made in an offshore transaction and no directed selling efforts were made in the U.S. by us or anyone acting on our behalf. The offering restrictions required pursuant to Regulation S were also implemented. Mr. Lindorff delivered appropriate investment representations with respect to the issuance and consented to the imposition of restrictive legends upon the certificate representing the shares. No additional finder’s fees or selling commissions were paid in connection with the issuance of these shares to Mr. Lindorff. Shares issued to Saffron Capital Merchant Partners LLC in connection with this transaction were reported by us in a Current Report on Form 8-K filed with the Commission on January 4, 2007.

Caneum, Inc.
June 30, 2007
Item 4. Submission of Matters to a Vote of Security Holders
The 2007 annual meeting of the shareholders originally scheduled for May 31, 2007, has been postponed. The Board of Directors has not yet set a new date for the annual meeting.
Item 5. Other Information
(a) Recommendations for candidates to stand for election as directors are made by the Board of Directors. On May 9, 2007, the Board of Directors adopted a policy permitting security holders to recommend candidates for election as directors and to provide for a process for stockholders to send other communications to the Board by contacting the President, Mr. Suki Mudan, in one of the following methods:
•	In writing at 170 Newport Center Drive, Suite 210, Newport Beach, CA 92660

•	By email at suki@caneum.com
Item 6. Exhibits
The following exhibits are included as part of this report:
31.1	Rule 13a-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

Caneum, Inc.
June 30, 2007
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Caneum, Inc.
Date: September 10, 2007	By	/s/ Suki Mudan
Suki Mudan, President
(Principal Executive Officer)

Date: September 10, 2007	By	/s/ Gary Allhusen
Gary Allhusen, Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX
Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer