Form 10QSB/A
period 2006-03-31
CANEUM INC
filed 2007-09-28
CIK 1118961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB/A-2
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-30874
CANEUM, INC.
(Exact name of Registrant as specified in charter)

Nevada State or other jurisdiction of incorporation or organization	33-0916900 I.R.S. Employer I.D. No.

3101 W. Coast Highway, Suite 400 Newport Beach, CA (Address of principal executive offices)	92663-4035 (Zip Code)
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
Transactional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I
FINANCIAL INFORMATION
Item 1 Financial Statements

For the Periods ended March 31, 2006 and 2005

Page

Financial Statements

Condensed Consolidated Balance Sheets — Assets	4

Condensed Consolidated Balance Sheets — Liabilities and Stockholders’ Equity	5

Condensed Consolidated Statements of Operations	6

Condensed Consolidated Statements of Cash Flows	7

Notes to Condensed Consolidated Financial Statements	9

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

EXPLANATION
On June 19, 2007, the management of Caneum, Inc. (the “Company”, “our” or “we”) determined that our accounting treatment of our Series A Convertible Preferred Stock issued with detachable warrants to an investor in a transaction that was consummated in March of 2006 was incorrect and determined that we are required to restate our unaudited financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006, that we previously filed with the Securities and Exchange Commission (the “SEC”). In addition we have reviewed the impact of incorrect accounting treatment for our acquisition of Tier One on each of these quarters. As a result, we have restated the quarterly financial statements included in Item 1 of this report. In addition, we have made revisions to Item 2 “Management Discussion and Analysis of Financial Condition and Results of Operations” to reflect the changes made in the restatement.
During the audit of our consolidated financial results for the twelve months ended December 31, 2006, several errors were identified that cause us to restate our financial statements for the three months ended March 31, 2006. We were required to record a beneficial conversion feature charge in the quarter ended March 31, 2006, under the guidance of EITF 00-27. The amount of the beneficial conversion has been accreted as a deemed dividend because the preferred stock is immediately convertible. The value of the beneficial conversion has been reflected as an adjustment to the net loss attributable to common shareholders on our restated Consolidated Statement of Operations.
For the quarter ended March 31, 2006 we recorded an incorrect goodwill amount. This has been rectified in our restated balance sheet. Furthermore we identified certain costs which were direct acquisition costs as well as an overstatement of net book assets acquired that then increased goodwill to the December 31, 2006 amount. For the quarter ended March 31, 2006, we had recorded intangibles, lower than our restated amount. Finally, the profit earned by Tier One in 2006 prior to the acquisition has now been correctly eliminated in our restated quarter ended March 31, 2006.
This Amendment No. 2 continues to speak as of the date of the original Form 10-QSB for the three months ended March 31, 2006, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-QSB, or modified or updated those disclosures in any way other than as described in the preceding paragraphs. Accordingly, this Amendment No. 2 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-QSB on May 15, 2006.

PART I
FINANCIAL INFORMATION
Caneum, Inc.
Condensed Consolidated Balance Sheet
As of March 31, 2006 and December 31, 2005
Assets

	March 31,	December 31,
	2006	2005
	(Unaudited)
	As Restated

CURRENT ASSETS
Cash and cash equivalents, including restricted cash of $343,750 as of March 31, 2006	$838,411	$99,760
Accounts receivable, net of allowance of $9,454 and $6,733 at Mar 31, 2006 and Dec 31, 2005 respectively	1,112,247	469,074
Prepaid assets — related parties	75,270	68,750
Prepaid assets	72,959	51,099
Other current assets	15,000	—

Total current assets	2,113,887	688,683

LONG TERM ASSETS
Property & equipment, net	51,695	14,557
Intangibles, net	928,400	—
Goodwill	1,464,805	—
Other	1,150	—

TOTAL ASSETS	$4,559,937	$703,240

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
Condensed Consolidated Balance Sheet
As of March 31, 2006 and December 31, 2005
Liabilities and Stockholders’ Equity

	March 31,	December 31,
	2006	2005
	(Unaudited)
	As Restated
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$415,276	$284,656
Credit lines	250	6,833
Accrued payroll and related expenses	135,265	25,839
Current portion of installment loans	750,348	—
Other current liabilities	1,500	—

Total current liabilities	1,302,639	317,328

LONG TERM LIABILITIES
Installment loans, less current portion	699,136	—
Other non current liabilities	9,300	—

Total liabilities	2,011,075	317,328

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value 20,000,000 shares authorized, 4,000,000 and 0 shares issued and outstanding (Liquidation preference $2,000,000)	$4,000	$—
Common stock, $0.001 par value 100,000,000 shares authorized, 6,177,045 and 5,386,991 shares issued and outstanding	6,177	5,386
Additional paid-in capital	5,916,039	3,434,328
Deferred compensation	(40,000)	(40,000)
Accumulated deficit	(3,337,354)	(3,013,802)

Total shareholders’ equity	2,548,862	385,912

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,559,937	$703,240

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
March 31, 2006
Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,	March 31,
	2006	2005
	Unaudited	Unaudited
	As Restated

Revenue	$900,675	$204,522

Cost of revenue	652,896	137,938

Gross profit	247,779	66,584

Operating expenses	570,562	568,705

Loss from operations	(322,783)	(502,121)

Other income (expense)
Interest income (expense), net	31	993

Total other income (expense)	31	993

Loss before income tax	(322,752)	(501,128)

Income tax expense	(800)	(800)

Net loss	$(323,552)	$(501,928)

Beneficial Conversion Charge upon Issuance of Preferred Shares	755,048	—

Net Loss Attributable to Common Stockholders	$(1,078,600)	$(501,928)

Basic and diluted net loss per common share	$(0.19)	$(0.11)

Weighted average number of Common Shares outstanding used in the calculation	5,820,551	4,405,277

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
March 31, 2006
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,	March 31,
	2006	2005
	Unaudited	Unaudited
	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(323,552)	$(501,928)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	129,272	183,646
Expenses paid by stock issuances	15,000	9,077
Depreciation and amortization	3,939	—
Amortization of acquired intangibles from business combinations	1,600	—
Bad Debt expense	2,721	—

(Increase) decrease in
Accounts receivable	(42,551)	(113,674)
Prepaid expenses and other current assets	16,380	—
Increase (decrease) in
Accounts payable and accrued expenses	(100,033)	(57,660)
Accrued payroll and related expenses	109,426	58,391

Net cash used in operating activities	(187,798)	(422,148)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of TierOne Consulting, Inc., net of cash acquired	(1,338,627)	—
Purchase of property and equipment	(945)	—

Net cash used in investing activities	(1,339,572)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock and warrants for cash	350,004	40,000
Issuance of Series A Preferred Shares and warrants for cash, net	1,790,000	—
Payment of debt	(6,231)	—
Exercise of options	132,250	—

Net cash provided by financing activities	2,266,023	40,000

Net increase (decrease) in cash and cash equivalents	738,653	(382,148)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	99,760	506,790

CASH AND CASH EQUIVALENTS, END OF PERIOD	$838,413	$124,642

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$430	—
Income taxes paid	$800	$800
See accompanying notes to condensed consolidated financial statements

Supplement disclosure of non cash investing and financing activities:
During the three months ended March 31, 2006, the Company issued notes with a fair value of $1,449,000 in conjunction with the acquisition of Tier One, Inc.
During the three months ended March 31, 2006, the Company issued or committed to issue 26,633 common shares valued at $20,777 for legal services related to the Tier One acquisition.
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
NOTE 1 — PRIOR PERIOD RESTATEMENT
The March 31, 2006 Condensed Consolidated Balance Sheet has been restated with the following adjustments:

	March 31,	Previously	Restatement
	2006	Reported	Adjustment
	As Restated
	Unaudited	Unaudited	Unaudited
CURRENT ASSETS
Cash and cash equivalents	$838,411	$838,411	$—
Accounts receivable	1,112,247	1,205,637	(93,390)
Prepaid assets — related parties	75,270	82,695	(7,425)
Prepaid assets	72,959	66,326	6,633
Other current assets	15,000	15,000	—

Total current assets	2,113,887	2,208,069	(94,182)

LONG TERM ASSETS
Property and equipment, net	51,695	51,695	—
Intangibles, net	928,400	836,400	92,000
Goodwill	1,464,805	1,432,214	32,591
Other	1,150	—	1,150

TOTAL ASSETS	$4,559,937	$4,528,378	$31,559

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$415,276	$464,833	$(49,557)
Credit lines	250	13	237
Accrued payroll and related expenses	135,265	132,086	3,179
Current portion of Installment loans	750,348	772,564	(22,216)
Other current liabilities	1,500	1,500	—

Total current liabilities	1,302,639	1,370,996	(68,357)

LONG TERM LIABILITIES
Installment loans	699,136	695,674	3,462
Other non current liabilities	9,300	9,300	—

Total liabilities	2,011,075	2,075,970	(64,895)

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value 20,000,000 shares authorized 4,000,000 shares issued and outstanding (Liquidation preference $2,000,000)	$4,000	$4,000	$—
Common stock. $0.001 par value 100,000,000 shares authorized 6,177,045 shares issued and outstanding	6,177	6,177	—
Additional paid-in capital	5,916,039	5,848,814	67,225
Deferred compensation	(40,000)	(40,000)	—
Accumulated deficit	(3,337,354)	(3,366,583)	29,229

Total shareholders’ equity	2,548,862	2,452,408	96,454

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,559,937	$4,528,378	$31,559

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
The Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 has been restated with the following adjustments:

	For the Three Months Ended
	March 31,	Previously	Restatement
	2006	Reported	Adjustment
	As Restated
	Unaudited	Unaudited	Unaudited
Revenue	$900,675	$854,719	45,956

Cost of revenue	652,896	640,309	12,587

Gross profit	247,779	214,410	33,369

Operating expenses	570,562	566,422	4,140

Loss from operations	(322,783)	(352,012)	29,229

Other income (expense)
Interest income (expense), net	31	31	—

Total other income, net	31	31	—

Loss before income tax	(322,752)	(351,981)	29,229

Income tax expense	800	800	—

Net loss	$(323,552)	$(352,781)	$29,229

Beneficial Conversion Charge upon issuance of Preferred Shares	755,048	—	755,048

Net Loss Attributable to common Stockholders	$(1,078,600)	$(352,781)	$(725,819)

Basic and diluted Net loss per common share	$(0.19)	$(0.06)	$(0.13)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,820,551	5,820,551

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
* Explanatory note to March 2006 restatement
During the audit of our consolidated financial statements for the twelve months ended December 31, 2006, several errors were identified that cause us to restate our condensed consolidated financial statements for the three months ended March 31, 2006. The first error was related to our issuance of the Series A Preferred Stock on in March 2006. We were required to record a beneficial conversion feature charge of $755,048 in the quarter ended March 31, 2006, under the guidance of EITF 00-27. A beneficial conversion charge is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the Series A Preferred Stock can convert at the date of issuance. The consideration allocated to the convertible security was based on the relative fair values of the convertible security, detachable warrants and contingency issuable preferred stock, issued in conjunction with the preferred shares, under the guidance of EITF 98-5. The beneficial conversion charge was limited to the amount allocated to the convertible securities. The amount of the beneficial conversion has been accreted as a deemed dividend because the preferred stock is immediately convertible. The amount of the beneficial conversion charge has been reflected as an adjustment to the net loss attributable to common shareholders on our Condensed Consolidated Statement of Operations. The Stock Purchase Agreement for the Series A Preferred Stock also provides that the holders receive additional shares if certain EBITDA targets are not achieved. We will record an additional beneficial conversion of $490,781 if the maximum 2,600,000 shares of Series A Preferred Stock are issued.
For the quarter ended March 31, 2006 we recorded an incorrect goodwill amount. This has been rectified in our restated balance sheet. Furthermore we identified certain costs which were direct acquisition costs as well as an overstatement of net book assets acquired that then increased goodwill to the December 31, 2006 amount. For the quarter ended March 31, 2006, we had recorded intangibles, lower than our restated amount. Finally, the profit earned by Tier One in 2006 prior to the acquisition has now been correctly eliminated in our restated quarter ended March 31, 2006.

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
NOTE 2 — CORPORATE HISTORY
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
Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in Caneum’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES
Consolidation
The accompanying condensed consolidated financial statements include the accounts of the company and its wholly owned subsidiary, Tier One Consulting, Inc., from the date of its acquisition on March 28, 2006. All significant inter-company balances and transactions have been eliminated upon consolidation.
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
Customer Concentrations
During the quarters ended March 31, 2006 and March 31, 2005, the Company had three customers that each accounted for at least 10% of the Company’s revenue. For the quarter ended March 31, 2006 one customer accounted for 44% of the Company’s revenue.
Accounts Receivable Policy
As of March 31, 2006, and December 31, 2005, one and three customers respectively, each accounted for at least 10% of accounts receivable. At March 31, 2006, the largest customer accounted for 11% of the Company’s net accounts receivable.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2006, and December 31, 2005, the Company had cash on deposit with banks in excess of FDIC insured limits.

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
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
The Company’s stock option plans are described in Note 10 to the condensed consolidated financial statements.
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
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
Fair Value of Financial Instruments
At March 31, 2006 and 2005, management believes that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value because of the short maturity of these financial instruments. Management also believes that the carrying amounts of its credit lines and installment loans approximate fair value as of March 31, 2006, as they fully mature in less than two years and their interest rates are consistent with current market rates.
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
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
Per Share Data
The Company computes net loss per common share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98, Computations of Earnings Per Share. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common shareholders for the period by the weighted average common and dilutive equivalent shares outstanding during the period. At March 31, 2006 and December 31, 2005, the Company had 14,166,672 and 4,786,583, of options and warrants outstanding for the respective periods that were not included in the computation of diluted net loss per share as their inclusion would have been antidilutive.
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
NOTE 4 — RELATED PARTY TRANSACTIONS
During the quarters ended March 31, 2006 and 2005, the Company entered into the following transactions with entities whose principals and/or directors are shareholders of the Company:
Rent
The Company subleased space from Cygni Capital, LLC whose principal is a shareholder of the Company. The current rent is $1,150 per month. The rent expense under this agreement was $3,450 and $5,400 for the quarters ended March 31, 2006 and 2005 respectively. This agreement was on a month-to-month term and the rent varies with the amount of space subleased by the Company.
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
Investor Relations
Jason Daggett (a former director) and the President of The Liquid Group, Inc., had an agreement to provide investor relations and public relations services for $5,850 on a month-to-month basis to the Company. In addition The Liquid Group, through its affiliates, conducted other public relations and promotional activities for the Company. The amount paid to The Liquid Group or its affiliates was $92,550 and $32,000 for the quarters ended March 31, 2006 and 2005 respectively. At March 31 2006, $68,750 of the payments made to The Liquid Group was recorded as a prepaid asset and recognized as expense as the Company received related services.

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
Consulting
The Company had a consulting agreement with Robert F. Mitro, a Director of our board. Mr. Mitro originally provided services pursuant to an employment agreement approved on October 28, 2003, but the current consulting agreement replaced it in its entirety. The initial period of the consulting agreement for Mr. Mitro was through October 23, 2006, and the agreement may be extended thereafter. His base compensation was $60,000 per annum, payable monthly, in common stock. The Company issued shares valued at $15,000 to Mr. Mitro for the three months ended March 31, 2006.
Revenue
The Company has been retained by Trycera Financial, a company with two common directors and several common investors, to perform certain consulting services. These services are operational in nature and include, but are not limited to, business process outsourcing, information technology outsourcing and other consulting services. The total revenue pursuant to this agreement was $3,500 and $0 for the three months ended March 31, 2006 and 2005 respectively. The agreement operates on a project by project basis.
NOTE 5 — INTANGIBLE ASSETS
On March 28, 2006, and as more fully described in Note 8, the Company acquired Tier One Consulting, Inc. for a purchase price of $2,971,700. In addition to the tangible assets acquired and liabilities assumed, which have been recorded at their fair value the Company allocated a part of the purchase price of $90,000 to the trade marks and logos, $737,000 to the customer relationships, and $78,000 to the employment agreements of the two principals. These values were calculated based on the discounted net revenues estimated to accrue from each of the identified intangible assets and represent managements best estimates at the time the transaction occurred. The balance of the purchase price of $1,464,800 was recorded as goodwill. The above allocations were validated by a third party appraiser.
We account for goodwill and other intangible assets in accordance with SFAS No. 142, which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired.

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
In addition to the intangibles listed above, trademarks for $90,000 were recorded with indefinite life and no amortization expense.
Total amortization for the periods ended March 31, 2006 and 2005 was $1,600 and $0, respectively. The amortization period for defined lived intangible assets is 2-5 years.
NOTE 6 — INCOME TAX
The income tax provision is based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. For U.S. sourced income, the Company recorded only minimum state taxes for fiscal 2006, as was the case in fiscal 2005. Accordingly, the U.S. income tax provision for the current quarter ended March 31, 2006, and the prior year comparable quarter ended March 31, 2005, were based on an allocable portion of state minimum taxes.
NOTE 7 — BARRON FINANCING
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
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
In connection with the issuance of the Series A Preferred Stock, we recorded a beneficial conversion charge of $755,048 under the guidance of EITF 00-27. A beneficial conversion charge is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the convertible security can convert at the date of issuance. The consideration allocated to the convertible security was based on the relative fair values of the convertible security, detachable warrants and contingently issuable Preferred Stock, under the guidance of EITF 98-5. The beneficial conversion charge was limited to the amount allocated to the convertible security. The amount of the beneficial conversion charge has been accreted as a deemed dividend because the preferred stock is immediately convertible. The amount of the beneficial conversion charge has been reflected as an adjustment to the net loss attributable to common shareholders on our Condensed Consolidated Statement of Operations.
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
NOTE 8 — TIER ONE TRANSACTION
On March 28, 2006, the Company entered into and closed a Stock Purchase Agreement with Tier One Consulting, Inc. (“Tier One”) and its two shareholders, Michael A. Willner and Robert J. Morris, in which the Company acquired all of the outstanding shares of Tier One. The purchase price for the shares of Tier One was $2,971,700, of which $1,375,000 was paid at closing, $1,375,000 of which is payable in two equal installments of $687,500 on the first and second anniversary of the closing, and $13,333 which is payable monthly for two years. The related installment payables have been recorded at present value using a discount rate between 11% and 12% and the related discount will be accreted to interest expense through the payment dates. In addition, the Company deposited $343,750 into a designated bank account for payment toward the first installment and it agreed to reserve a like amount from our bank lines of credit for payment of the first installment, if necessary. The installment payments are subject to adjustment for certain set-offs for any post-closing undisclosed liabilities of Tier One, enforcement of indemnification provisions by Tier One in the agreement, a decline in the EBIT calculation in the Tier One audited financial statements for 2005, or any increase or decrease in the estimated cost of the audit of the Tier One financial statements for 2005. The funds for the payment at closing and the deposit into the designated bank account were furnished from the funding transaction with Barron described in Note 7. As a result of the acquisition of all of the outstanding stock of Tier One from its shareholders, Tier One is now a wholly owned subsidiary of the Company. The allocation of the purchase price to the net tangible and intangible assets of Tier One is shown in the table below:

Allocated to purchase price:	$2,971,700
Accounts receivable and cash	777,800
Fixed assets	40,200
Trademarks	90,000
Customer contracts & relationships	737,000
Employment contracts	78,000
Less liabilities assumed	(216,100)

Total identifiable assets, net	1,506,900

Remaining balance to goodwill	1,464,800

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
NOTE 9 — COMMON STOCK TRANSACTIONS
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
The purchase price under each option is established by the plan administrator. Additionally, the plan administrator will fix the terms of each option, but no option can be granted for a term in excess of 10 years. Stock issued under the Plan may vest immediately or upon terms established by the plan administrator. For the quarter ended March 31, 2006, the fair value of stock options granted is recognized to expense over the requisite service period. For the quarter ended March 31, 2006, compensation expense for all employees’ share-based payment awards is recognized using the straight-line single-option method.

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
Excluding the warrants issued to Barron and discussed fully in Note 7, the Company had the following warrants outstanding as of March 31, 2006:
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2006
NOTE 11 — NOTES PAYABLE
Credit Lines
As of March 31, 2006, the Company maintained a small business credit line with Wells Fargo Bank. Under the terms of the agreement the total credit available is $100,000, there is no collateral for the line and the interest rate is variable in nature. The Company must pay the finance charge every month. The balance outstanding on the line was $13 at March 31, 2006, and the interest rate at that time was 8.5%. The credit line may be terminated at any time.
Installment Loans Payable to Tier One Consulting Principals
As of March 28, 2006, the company had obligations of $1,375,000 to the former principals of Tier One Consulting payable in two equal installments on the first and second anniversary of the closing, and $13,333 payable monthly for two years. In addition, the Company deposited $343,750 into a designated bank account for payment toward the first installment and it agreed to reserve a like amount from our bank lines of credit for payment of the first installment, if necessary. The present value at March 31, 2006 of these obligations was $1,449,484.

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

On March 28, 2006, we acquired Tier One Consulting, Inc., a California- based information technology services and solutions provider, for an aggregate purchase price of $2,971,700. On March 24, 2006, we closed a transaction with Barron Partners LP (“Barron”) in which we issued 4,000,000 shares of Series A Convertible Preferred Stock to Barron at $0.50 per share for gross proceeds of $2,000,000. We also issued to Barron 4,000,000 A Warrants exercisable at $0.50 per share, 2,000,000 B Warrants exercisable at $1.00 per share, and 2,000,000 C Warrants exercisable at $1.50 per share. As placement agent for the funding transaction with Barron, Ascendiant Securities, LLC received $160,000 at closing and we issued to them 60,000 common shares and 160,000 A Warrants exercisable at $0.50 per share, 80,000 B Warrants exercisable at $1.00 per share, and 80,000 C Warrants exercisable at $1.50 per share.
On March 28, 2006, we closed the transaction with Tier One Consulting, Inc. (“Tier One”) and its two shareholders, Michael A. Willner and Robert J. Morris, in which we acquired all of the outstanding shares of Tier One. The purchase price for the shares of Tier One was $2,971,700, of which $1,375,000 was paid at closing and the balance of which is payable in two equal installments on the first and second anniversary of the closing. In addition, we deposited $343,750 into a designated bank account for payment toward the first installment and we agreed to reserve a like amount from our bank lines of credit for payment of the first installment, if necessary. The installment payments are subject to adjustment for certain set-offs for any post-closing undisclosed liabilities of Tier One, enforcement of indemnification provisions by Tier One in the agreement, a decline in the EBIT calculation in the Tier One audited financial statements for 2005, or any increase or decrease in the estimated cost of the audit of the Tier One financial statements for 2005. Also as a result of the closing of the transaction with Tier One, we entered into two-year full-time employment agreements with Messrs. Willner and Morris and appointed them Senior Vice-Presidents of our company. Each revised employment agreement provides for a base salary of $120,000 and each person was granted options to purchase 1,000,000 shares of our common stock pursuant to our existing Stock Option/Stock Issuance Plan at $0.83 per share. The options will vest at the rate of 1/16th per calendar quarter beginning with the quarter ending June 30, 2006, with the first 62,500 options vesting on June 30, 2006, subject to early vesting in the event of a corporate transaction and in the event the person dies or is disabled, or if we terminate him without cause.
Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employess (“APB 25”). SFAS 123R requires all share based compensation payments to be recognized in the financial statements based on their fair value using an option pricing model. There were no other changes to our critical accounting policies for the quarter ended March 31, 2006.

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
Revenue was $900,675 and $204,522 for the quarters ended March 31, 2006 and 2005, respectively, representing an increase of $696,153 or 340% as compared to the same period in the prior year (the “comparable prior year period”). The Company’s increased marketing effort resulted in several Business Process Outsourcing contracts which occurred subsequent to the comparative prior year period. These contracts are with customers such as Countrywide, DirecTV and Innofone.com and generated a combined $715,120 in revenues during the quarter ended March 31, 2006, with $0 revenues in the comparative prior year period. In addition, during the current quarter, the Company recorded $49,433 in post-acquisition revenues as a direct result of the acquisition of Tier One.
Cost of Revenue and Gross Profit
Cost of revenue was $652,896 and $137,938 for the quarters ended March 31, 2006 and 2005, respectively, representing an increase of $514,958 or 373%. The increase in absolute dollars was due to the increased sales activity as described in the preceding paragraph. The increase includes $40,376 as a direct result of the Tier One acquisition.

Our gross margin percentages were 27% and 33% for the quarters ended March 31, 2006 and 2005, respectively. The decrease in the gross margin percentages was primarily due to the nature of the Company’s contracts in the respective periods and the fact that, in the current quarter, the Company had more consultants utilized on longer-term contracts that provided a lower margin.
Operating Expenses
Operating expenses were $570,562 and $568,705 for the quarters ended March 31, 2006 and 2005, respectively, representing a decrease of $1,857 or 0.3%. We believe that this decrease was achieved, in light of significantly increased revenues, because of the Company’s increased focus and execution on sales and cost containment and on achieving a breakeven scenario on a cash basis.
The major components of our operating expenses are as follows:
Stock-based compensation expense was $129,272 and $183,646 for the quarters ended March 31, 2006 and 2005, respectively. This represents a decrease of $54,374 or 30%. The decrease was principally the result of fewer shares vesting in the current quarter relative to the comparative prior year period ($253,150 versus $536,042) and a reduction in the estimated fair value of options that resulted from current assumptions used in the Black-Scholes option pricing model.
Payroll, (excluding bonus), and related expenses were approximately 30% of our operating expenses and amounted to $170,200 and $187,315 for the quarters ended March 31, 2006 and 2005, respectively. The decrease of $17,115 or 9% resulted primarily from the fact that one of our directors worked directly on a client project during the current quarter, and accordingly, related expenses were presented as cost of revenue.
We determine the cost of being public as including legal and accountant fees, filing fees and investor relations. These expenses are approximately 31% of the operating expenses and amounted to $177,900 and $92,168 for the quarters ended March 31, 2006 and 2005, respectively. This increase of $85,732 or 93% resulted largely from the fact that our audit and accounting fees increased over 2005, as our operating activities expanded, while we also undertook an investor relations campaign.
Net loss
We incurred a net loss of $323,552 and $501,928 for the quarters ended March 31, 2006 and 2005, respectively, as a result of the factors described above.

Liquidity and Capital Resources
Cash and cash equivalents were $838,411 and $99,760 as of March 31, 2006 and December 31, 2005, respectively. The increase in cash and cash equivalents in the current quarter was a result of the cash provided by our financing activities of $2,266,023 (which included sales of our Series A preferred stock, sales of our common stock, and exercises of stock options), less cash used in operations of $187,800 and cash used by investing activities of $1,339,572 (which principally included cash used in our acquisition of Tier One of $1,338,627).
Net cash used by operations was $187,800 and $422,148 for the quarters ended March 31, 2006 and 2005, respectively. The decrease in cash used by operations was largely due to the decrease in our net loss.
Net cash used by investing activities was $1,339,572 and $0 for the quarters ended March 31, 2006 and 2005, respectively. On March 28, 2006, we closed the acquisition of Tier One Consulting, Inc. in which we acquired all of the outstanding shares of Tier One. The purchase price for the shares of Tier One was $2,971,700, of which $1,375,000 was paid at closing and the balance of which is payable in two equal installments on the first and second anniversary of the closing.
Net cash provided by financing activities was $2,266,023 and $40,000 for the quarters ended March 31, 2006 and 2005, respectively. On March 24, 2006, we entered into and closed a funding agreement with Barron Partners, LP (“Barron”). Pursuant to the Agreement, which is more fully described above, we issued 4,000,000 shares of Series A Preferred Stock to Barron at $0.50 per share for net proceeds of $1,790,000. Additionally during the quarters ended March 31, 2006 and 2005, we raised gross proceeds of $350,004 and $40,000 respectively, from the issuance of common stock through private placements and the exercise of stock options.
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

Item 3. Controls and Procedures
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
Under current SEC guidelines, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”), as provided in Item 308T of Regulation S-B, will be effective, in part, for our year ending December 31, 2007. In order to comply with the Act, we are undertaking a comprehensive effort, which may include documentation and testing of the design and operation of our internal control using the guidance published by the SEC in December 2006. During the course of these activities, we may identify certain internal control matters that management believes should be improved. These improvements will likely include further formalization of existing policies and procedures, improved segregation of duties, additional information technology systems controls and additional monitoring controls. Because management has not presently determined whether these matters will result in material weaknesses being identified in the Company’s internal control as defined by the Public Company Accounting Oversight Board (United States), no assurances can be given regarding the outcome of these efforts at the present time.
Disclosure Controls and Procedures
Further, our management has evaluated, under the supervision and with the participation of our President and our Chief Operating Officer/Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our President and Chief Operating Officer/Principal Financial Officer have concluded that our disclosure controls and procedures were inadequate, needed to be strengthened and were not effective to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Since the period covered by this report, we have taken various steps to maintain the accuracy of our financial disclosures, and improve company internal controls over financial reporting. As discussed above, many of these steps have been implemented. It is our expectation that the implementation of these procedures and systems will assist us in making our disclosure controls and procedures and internal controls over financial reporting effective.

PART II
OTHER INFORMATION
Item 5. Other Information
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

Caneum, Inc.

Date: September 27, 2007	By	/s/ Suki Mudan

Suki Mudan, President
(Principal executive officer)

Date: September 27, 2007	By	/s/ Gary Allhusen

Gary Allhusen, Chief Operating Officer
(Principal financial officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Rule 13a-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer