Form 10QSB/A
period 2006-06-30
CANEUM INC
filed 2007-10-02
CIK 1118961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB/A-2
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
Commission File Number: 000-30874
CANEUM, INC.
(Exact name of Registrant as specified in charter)

Nevada	33-0916900
State or other jurisdiction of incorporation or organization	I.R.S. Employer I.D. No.

3101 W. Coast Highway, Suite 400 Newport Beach, CA	92663-4035
(Address of principal executive offices)	(Zip Code)
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
During the audit of our consolidated financial results for the twelve months ended December 31, 2006, several errors were identified that caused us to restate our financial statements for the six months ended June 30, 2006. We were required to record a beneficial conversion feature charge during the six months ended June 30, 2006, under the guidance of EITF 00-27. The amount of the beneficial conversion has been accreted as a deemed dividend because the preferred stock is immediately convertible. The value of the beneficial conversion has been reflected as an adjustment to the net loss attributable to common shareholders on our restated Consolidated Statement of Operations.
For the six months ended June 30, 2006 we recorded an incorrect goodwill amount. This has been rectified in our restated balance sheet. Furthermore we identified certain costs which were direct acquisition costs as well as an overstatement of net book assets acquired that changed goodwill to the December 31, 2006 amount. For the quarter ended June 30, 2006, we had recorded intangibles, lower than our restated amount. Finally, the profit earned by Tier One in 2006 prior to the acquisition has now been correctly eliminated in our restated condensed consolidated statement of operations for the six months ended June 30, 2006.
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

PART I
FINANCIAL INFORMATION
Caneum, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2006 and December 31, 2005
Assets

	June 30,	December 31,
	2006	2005
	(Unaudited)
	As Restated
CURRENT ASSETS
Cash and cash equivalents, including restricted cash of $343,750 as of June 30, 2006	$562,940	$99,760
Accounts receivable, net of allowance of $79,454 and $6,733, respectively	1,540,262	469,074
Prepaid assets — related parties	8,995	68,750
Prepaid assets	28,192	51,099
Other current assets	15,000	—

Total current assets	2,155,389	688,683

LONG TERM ASSETS
Property & equipment, net	54,265	14,557
Intangibles, net	902,150	—
Goodwill	1,464,805	—
Other	1,150	—

TOTAL ASSETS	$4,577,759	$703,240

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2006 and December 31, 2005
Liabilities and Stockholders’ Equity

	June 30,	December 31,
	2006	2005
	(Unaudited)
	As Restated
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$657,611	$284,656
Credit lines	91,131	6,833
Accrued payroll and related expenses	166,556	25,839
Current portion of installment loans	754,384	—
Other current liabilities	1,500	—

Total current liabilities	1,671,182	317,328

LONG TERM LIABILITIES
Installment loans, less current portion	695,808	—
Other non current liabilities	9,300	—

Total liabilities	2,376,290	317,328

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value 20,000,000 shares authorized, 4,000,000 and 0 shares issued and outstanding (Liquidation preference $2,000,000)	4,000	—
Common stock, $0.001 par value 100,000,000 shares authorized, 6,233,203 and 5,386,991 shares issued and outstanding	6,232	5,386
Additional paid-in capital	6,049,497	3,434,328
Deferred compensation	(40,000)	(40,000)
Accumulated deficit	(3,818,260)	(3,013,802)

Total shareholders’ equity	2,201,469	385,912

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,577,759	$703,240

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
June 30, 2006 and 2005
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	Unaudited	Unaudited	Unaudited	Unaudited
	As Restated		As Restated

Revenue	$1,983,528	$435,382	$2,884,203	$639,904

Cost of revenue	1,460,542	338,064	2,113,438	476,002

Gross profit	522,986	97,318	770,765	163,902

Operating expenses	967,760	474,120	1,538,322	1,042,825

Loss from operations	(444,774)	(376,802)	(767,557)	(878,923)

Interest income (expense), net	(36,132)	286	(36,101)	1,279

Loss before income tax	(480,906)	(376,516)	(803,658)	(877,644)

Income tax expense	—	—	(800)	(800)

Net loss	$(480,906)	$(376,516)	$(804,458)	$(878,444)

Beneficial Conversion Charge upon Issuance of Preferred Shares	—	—	755,048	—

Net Loss Attributable to Common Stockholders	$(480,906)	$(376,516)	$(1,559,506)	$(878,444)

Basic and diluted net loss per common share	$(0.08)	$(0.08)	$(0.27)	$(0.20)

Weighted average number of Common Shares outstanding used in the calculation	6,216,346	4,545,645	5,746,676	4,468,765

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
June 30, 2006 and 2005
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,	June 30,
	2006	2005
	Unaudited	Unaudited
	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(804,458)	$(878,444)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	237,785	328,201
Expenses paid by stock issuances	64,600	24,077
Interest accreted to TierOne notes	32,527	—
Depreciation and amortization	18,258	—
Amortization of acquired intangibles from business combinations	77,850	—
Bad Debt expense	72,721	—

(Increase) decrease in
Accounts receivable	(540,568)	(293,012)
Other prepaid assets and current assets	102,822	(28,045)
Increase in
Accounts payable and accrued liabilities	92,302	139,316
Accrued payroll and related expenses	140,717	64,789

Net cash used in operating activities	(505,444)	(643,118)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of TierOne Consulting, Inc., net of cash acquired	(1,338,627)	—
Purchase of fixed assets	(17,834)	(7,271)

Net cash used in investing activities	(1,356,461)	(7,271)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	350,004	415,000
Issuance of Series A preferred shares for cash, net	1,790,000	—
Payment of debt	(31,819)	—
Exercise of options	132,250	—
Increase in credit line	84,650	—

Net cash provided by financing activities	2,325,085	415,000

Net increase (decrease) in cash and cash equivalents	463,180	(235,389)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	99,760	506,790

CASH AND CASH EQUIVALENTS, END OF PERIOD	$562,940	$271,401

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$24,906	$—

Income taxes paid	$800	$800
See accompanying notes to condensed consolidated financial statements

Supplement disclosure of Non-Cash Investing and Financing Activities:
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
NOTE 1 — PRIOR PERIOD RESTATEMENT
The June 30, 2006 Balance Sheet has been restated with the following adjustments:

	June 30,	Previously	Restatement
	2006	Reported	Adjustment
	As restated
	Unaudited	Unaudited	Unaudited
CURRENT ASSETS
Cash and cash equivalents	$562,940	$562,940	$—
Accounts receivable	1,540,262	1,559,288	(19,026)
Prepaid assets — related parties	8,995	8,995	—
Prepaid assets	28,192	18,085	10,107
Other current assets	15,000	15,000	—

Total current assets	2,155,389	2,164,308	(8,919)

LONG TERM ASSETS
Property and equipment, net	54,265	56,879	(2,614)
Intangibles, net	902,150	855,757	46,393
Goodwill	1,464,805	1,612,500	(147,695)
Other	1,150	—	1,150

TOTAL ASSETS	$4,577,759	$4,689,444	$(111,685)

CURRENT LIABILITIES
Accounts payable and Accrued Liabilities	$657,611	$747,579	$(89,968)
Credit lines	91,131	90,409	722
Accrued payroll and related expenses	166,556	166,556	—
Current portion of Installment loans	754,384	787,564	(33,180)
Other current liabilities	1,500	1,500	—

Total current liabilities	1,671,182	1,793,608	(122,426)

LONG TERM LIABILITIES
Installment loans, less current portion	695,808	678,855	16,953
Other non current liabilities	9,300	9,300	—

Total liabilities	2,376,290	2,481,763	(105,473)

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value 20,000,000 shares authorized 4,000,000 shares issued and outstanding (Liquidation preference $2,000,000)	$4,000	$4,000	$—
Common stock. $0.001 par value 100,000,000 shares authorized 6,233,203 shares issued and outstanding	6,232	6,256	(24)
Additional paid-in capital	6,049,497	6,012,701	36,796
Deferred compensation	(40,000)	(40,000)	—
Accumulated deficit	(3,818,260)	(3,775,276)	(42,983)

Total shareholders’ equity	2,201,469	2,207,681	(6,211)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,577,759	$4,689,444	$(111,684)

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
The operating results for the six months ended June 30, 2006 have been restated with the following adjustments:

	For the Six Months Ended
	June 30,
	2006	Previously	Restatement
	As Restated	Reported	Adjustment
	Unaudited	Unaudited	Unaudited

Revenue	$2,884,203	$2,900,125	(15,922)

Cost of revenue	2,113,438	2,106,202	(7,236)

Gross profit	770,765	793,923	(23,158)

Operating expenses	1,538,322	1,521,024	17,298

Loss from operations	(767,557)	(727,101)	(40,456)

Other expense
Interest expense, net	(36,101)	(33,573)	(2,528)

Total other expense, net	(36,101)	(33,573)	(2,528)

Loss before income tax	(803,658)	(760,674)	(42,984)

Income tax expense	(800)	(800)	—

Net loss	$(804,458)	$(761,474)	$(42,984)

Beneficial Conversion Charge upon issuance of Preferred Shares	755,048	—	755,048

Net Loss Attributable to common Stockholders	$(1,559,506)	$(761,474)	$(798,032)

Net loss per common share	$(0.27)	$(0.13)	$(0.14)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,746,676	5,746,676	—

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
The operating results for the three months ended June 30, 2006 have been restated with the following adjustments:

	For the Three Months Ended
	June 30,
	2006	Previously	Restatement
	As Restated	Reported	Adjustment
	Unaudited	Unaudited	Unaudited

Revenue	$1,983,528	$2,045,405	$(61,877)

Cost of revenue	1,460,542	1,465,893	(5,351)

Gross profit	522,986	579,512	(56,526)

Operating expenses	967,760	954,602	13,158

Loss from operations	(444,774)	(375,090)	(69,684)

Other expense
Interest expense, net	(36,132)	(33,174)	(2,958)

Total other expense, net	(36,132)	(33,174)	(2,958)

Loss before income tax	(480,906)	(408,264)	(72,642)

Net loss	$(480,906)	$(408,264)	$(72,642)

Net Loss Attributable to common Stockholders	$(480,906)	$(408,264)	$(72,642)

Net loss per common share	$(0.08)	$(0.07)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	6,216,346	6,216,346	—

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
* Explanatory note to June 30, 2006 prior period restatement
During the audit of our consolidated financial statements for the twelve months ended December 31, 2006, several errors were identified that caused us to restate our financial statements for the three months ended March 31, 2006 and six months ended June 30, 2006. The first error was related to our issuance of the Series A Preferred Stock in March 2006. We were required to record a beneficial conversion feature charge of $755,048 in the quarter ended March 31, 2006, under the guidance of EITF 00-27. A beneficial conversion charge is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the Series A Preferred Stock can convert at the date of issuance. The consideration allocated to the convertible security was based on the relative fair values of the convertible security, detachable warrants and contingency issuable preferred stock, issued in conjunction with the preferred shares, under the guidance of EITF 98-5. The beneficial conversion charge was limited to the amount allocated to the convertible securities. The amount of the beneficial conversion has been accreted as a deemed dividend because the preferred stock is immediately convertible. The amount of the beneficial conversion charge has been reflected as an adjustment to the net loss attributable to common shareholders on our Condensed Consolidated Statement of Operations. The Stock Purchase Agreement for the Series A Preferred Stock also provides that the holders receive additional shares if certain EBITDA targets are not achieved. We will record an additional beneficial conversion of $490,781 if the maximum 2,600,000 shares of Series A Preferred Stock are issued.
For the six months ended June 30, 2006 we recorded an incorrect goodwill amount. This has been rectified in our restated balance sheet. Furthermore we identified certain costs which were direct acquisition costs as well as an overstatement of net book assets acquired that changed goodwill to the December 31, 2006 amount. For the six months ended June 30, 2006, we had recorded intangibles, lower than our restated amount. Finally, the profit earned by Tier One in 2006 prior to the acquisition has now been correctly eliminated in our restated condensed consolidated statement of operations for the six months ended June 30, 2006.

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
June 30, 2006
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
Customer Concentrations
During each of the six months ended June 30, 2006 and June 30, 2005, the Company had three customers that each accounted for at least 10% of the Company’s revenue. For the six months ended June 30, 2006 one customer accounted for 21% of the Company’s revenue.
Accounts Receivable
As of June 30, 2006, we had one customer that accounted for at least 10% of accounts receivable. At June 30, 2006, the largest such customer accounted for 19% of the Company’s net accounts receivable.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2006, and December 31, 2005, the Company had cash on deposit with banks in excess of FDIC insured limits.

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
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

Six months
ended June 30, 2006
Stock-based compensation expense	$237,785
Effect on loss per share:
Basic and diluted	$(0.04)

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Pro forma for 2005 Under SFAS No. 123
The following table compares the loss per share that the Company reported to the pro forma amounts that the Company would have reported for the three and six months ended June 30, 2005, had the Company recognized compensation expense for stock-based compensation awards in accordance with SFAS No. 123:

	Three months	Six months
	ended June 30,	ended June 30,
	2005	2005
Net loss as reported	$(376,516)	$(878,444)
Add: stock option-based employee compensation expense included in reported net loss, net of related tax effects	144,555	328,201
Deduct: stock-based employee compensation expense, net of related tax effects	(470,082)	(890,882)

Pro forma	$(702,043)	$(1,441,125)

Basic and diluted net loss per share, as reported	$(0.08)	$(0.20)
Basic and diluted net loss per share, pro forma	$(0.15)	$(0.32)
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
The total cash received from employees as a result of employee stock option exercises during the six months ended June 30, 2006 was approximately $130,000.
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Fair Value of Financial Instruments
At June 30, 2006 and 2005, management believes that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value because of the short maturity of these financial instruments. Management also believes that the carrying amounts of its credit lines and installment loans approximate fair value as of June 30, 2006, as they fully mature in less than two years and their interest rates are consistent with current market rates.
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Per Share Data
The Company computes net loss per common share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98, Computations of Earnings Per Share. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common shareholders for the period by the weighted average common and dilutive equivalent shares outstanding during the period. At June 30, 2006 and December 31, 2005, the Company had 14,166,672 and 4,786,583 of options and warrants outstanding for the respective periods that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.
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
NOTE 4 — RELATED PARTY TRANSACTIONS
During the six months ended June 30, 2006 and 2005, the Company entered into the following transactions with entities whose principals and/or directors are shareholders of the Company:
Rent
The Company subleased space from Cygni Capital, LLC, whose principal is a shareholder of the Company. The current rent is $650 per month for one office, which is used by our Chairman, and shared use of a central conference room. The rent expense under this agreement was $6,400 and $10,600 for the six months ended June 30, 2006 and 2005 respectively. This agreement is on a month-to-month term and can be cancelled by the Company or Cygni Capital, LLC, at any time.
The Company also subleased space from Trycera Financial, a company with two common directors and several common investors, for outsourcing services in lieu of cash. Currently this includes one office space, two cubicles and common areas and is on a month-to-month term. This agreement can be cancelled by the Company or Trycera Financial, Inc., at any time.

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Investor Relations
Jason Daggett, a former director of the Company, is the President of The Liquid Group, Inc., which has an agreement to provide investor relations and public relations services to the Company for $5,850 on a month-to-month basis. In addition The Liquid Group, through its affiliates, has conducted other public relations and promotional activities for the Company. The amount paid to The Liquid Group or its affiliates was $110,100 and $62,500 for the six months ended June 30, 2006 and 2005 respectively. At June 30 2006, $2,475 of the payments made to The Liquid Group was recorded as a prepaid asset to be recognized as expense as the Company receives related services.
Consulting Services
The Company had a consulting agreement with Robert F. Mitro, a Director of our board. Mr. Mitro originally provided services pursuant to an employment agreement approved on October 28, 2003, but the current consulting agreement replaces it in its entirety. The period of the current consulting agreement for Mr. Mitro is through October 23, 2006. During the most recent quarter, and as a requirement associated with the Company’s financing agreement with Barron Partners closed in March 2006, the Company notified Mr. Mitro in writing that his consulting agreement would not be renewed upon its expiration in October 2006. The base compensation associated with the current consulting agreement for Mr. Mitro is $5,000 per month, payable in common stock, until its expiration on October 23, 2006. The Company issued shares valued at $30,000 to Mr. Mitro for the six months ended June 30, 2006.
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
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
We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested annually, at minimum, for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired.
In addition to the intangibles listed above, trademarks for $90,000 were recorded with indefinite life and no amortization expense.
Total amortization for the periods ended June 30, 2006 and 2005 was $77,850 and $0, respectively. The amortization period for defined lived intangible assets is 2-5 years.

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
NOTE 6 — INCOME TAX
The income tax provision is based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. For U.S. sourced income, the Company recorded only minimum state taxes for fiscal 2006, as was the case in fiscal 2005. Accordingly, the U.S. income tax provision for the six months ended June 30, 2006, and the prior year comparable six months ended June 30, 2005, were based on an allocable portion of state minimum taxes.
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
June 30, 2006
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

Allocated to purchase price:	$2,971,700
Accounts receivable and cash	777,800
Fixed assets	40,200
Trademarks	90,000
Customer contracts & relationships	737,000
Employment contracts	78,000
Less liabilities assumed	(216,100)

Total identifiable assets, net	1,506,900

Remaining balance to goodwill	$1,464,800

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
NOTE 9 — COMMON STOCK TRANSACTIONS
During the six months ended June 30, 2006, the Company issued 36,902 shares at an average price of $0.81 to a consultant for services rendered on a monthly basis. The value of the services was $30,000. An additional 20,819 of shares were issued for legal services valued at $16,711.
During the six months ended June 30, 2006, pursuant to the Company’s 2002 Stock Option/Stock Issuance Plan, 240,454 shares were issued in connection with the exercising of stock options at an average price of $0.54 for cash proceeds of approximately $130,000.
During the six months ended June 30, 2006, the Company granted an award of 60,000 shares to an agent of the Company for advisory services. The fair value of these shares was recorded at $49,200. The Company issued 14,286 shares of common stock valued at $10,000 as compensation to an employee.
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
The purchase price under each option is established by the plan administrator. Additionally, the plan administrator will fix the terms of each option, but no option can be granted for a term in excess of 10 years. Stock issued under the Plan may vest immediately or upon terms established by the plan administrator. For the six months ended June 30, 2006, the fair value of stock options granted is recognized to expense over the requisite service period. For the six months ended June 30, 2006, compensation expense for all employees’ share-based payment awards is recognized using the straight-line single-option method.

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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Excluding the warrants issued to Barron and discussed fully in Note 7, the Company had the following warrants outstanding as of June 30, 2006:
•	50,000 warrants for common shares at $0.75 each. These warrants were issued during 2005 and were fully vested at December 31, 2005.
•	50,000 warrants for common shares at $1.40 each. These warrants were issued to consultants to the Company and are fully vested.
•	The Company issued 100,667 shares of common stock in a private placement dated October 1, 2005, with accompanying Common Stock Purchase Warrants at the rate of 50% of the shares purchased. Accordingly 50,333 warrants are outstanding related to this common stock. The warrants are exercisable at $1.00 with certain incentive discounts to the exercise price available through December 31, 2009.
•	The Company issued 466,671 shares of common stock in a private placement dated January 2, 2006, with accompanying Common Stock Purchase Warrants at the rate of 50% of the shares purchased. Accordingly 233,336 warrants are outstanding related to this common stock. The warrants are exercisable at $1.00 with certain incentive discounts to the exercise price available through March 31, 2010.
•	At June 30, 2006 the Company had 8,703,669 warrants outstanding at a weighted average exercise price of $0.88
NOTE 11 — NOTES PAYABLE
Credit Lines
As of June 30, 2006, the Company maintained a small business credit line with Wells Fargo Bank. Under the terms of the agreement the total credit available is $100,000. There is no collateral for the line and the interest rate is variable in nature. The Company must pay the finance charge every month. The balance outstanding on the line was $91,131 at June 30, 2006 and the interest rate at that time was 8.5%. The credit line may be terminated at any time.
Installment Loans Payable to Tier One Consulting Principals
As of June 30, 2006, the company had obligations of $1,375,000 to the former principals of Tier One Consulting payable in two equal installments on the first and second anniversary of the closing, and $13,333 payable monthly for two years. In addition, the Company deposited $343,750 into a designated bank account for payment toward the first installment and it agreed to reserve a like amount from our bank lines of credit for payment of the first installment, if necessary. The present value at June 30, 2006 of these obligations was $1,450,192.

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
On March 28, 2006, we closed the transaction with Tier One Consulting, Inc. (“Tier One”) and its two shareholders, Michael A. Willner and Robert J. Morris, in which we acquired all of the outstanding shares of Tier One. The purchase price for the shares of Tier One was $2,971,700 of which $1,375,000 was paid at closing and the balance of which is payable in two equal installments on the first and second anniversary of the closing. In addition, we deposited $343,750 into a designated bank account for payment toward the first installment and we agreed to reserve a like amount from our bank lines of credit for payment of the first installment, if necessary. The installment payments are subject to adjustment for certain set-offs for any post-closing undisclosed liabilities of Tier One, enforcement of indemnification provisions by Tier One in the agreement, a decline in the EBIT calculation in the Tier One audited financial statements for 2005, or any increase or decrease in the estimated cost of the audit of the Tier One financial statements for 2005. Also as a result of the closing of the transaction with Tier One, we entered into two-year full-time employment agreements with Messrs. Willner and Morris and appointed them Senior Vice-Presidents of our company. Each revised employment agreement provides for a base salary of $120,000 and each person was granted options to purchase 1,000,000 shares of our common stock pursuant to our existing Stock Option/Stock Issuance Plan at $0.83 per share. The options will vest at the rate of 1/16th per calendar quarter beginning with the quarter ending June 30, 2006, with the first 62,500 options vesting on June 30, 2006, subject to early vesting in the event of a corporate transaction and in the event the person dies or is disabled, or if we terminate him without cause.
Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires all share based compensation payments to be recognized in the financial statements based on their fair value using an option pricing model. There were no other changes to our critical accounting policies for the six months ended June 30, 2006.

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
Results of Operations
Three Months and Six Months Ended June 30, 2006 versus the Three Months and Six Months Ended June 30, 2005
Revenue
Revenue was $1,983,528 and $435,382 for the quarters ended June 30, 2006 and 2005, respectively, representing an increase of $1,548,147 or 356% as compared to the same period in the prior year (the “comparable prior year period”). This represents the first full quarter of combined revenue resulting from our acquisition of Tier One Consulting (“Tier One”) on March 28, 2006. The Company’s increased marketing effort also resulted in the expansion of a number of contracts which occurred subsequent to the comparative prior year period. These contracts were with customers such as Countrywide, DirecTV and Innofone.com and generated a combined $819,564 in revenues during the quarter ended June 30, 2006, with $19,800 revenues in the comparative prior year period.
Revenue was $2,884,203 and $639,904 for the six months ended June 30, 2006 and 2005, respectively, representing an increase of $2,244,299 or 351% as compared to the same period in the prior year (the “comparable prior year period”). This represents the first full quarter of combined revenue resulting from our acquisition of Tier One Consulting (“Tier One”) on March 28, 2006. The Company’s increased marketing effort resulted in several contracts which occurred subsequent to the comparative prior year period. These contracts were with customers such as Countrywide, DirecTV and Innofone.com and generated a combined $1,538,908 in revenues during the six months ended June 30, 2006, with $19,800 revenues in the comparative prior year period.

Cost of Revenue and Gross Profit
Cost of revenue was $1,460,542 and $338,064 for the quarters ended June 30, 2006 and 2005, respectively, representing an increase of $1,122,478 or 326%. The increase in absolute dollars was due to the increased sales activity as described in the preceding paragraph. The increase was also a direct result of the Tier One acquisition.
Cost of revenue was $2,113,438 and $476,002 for the six months ended June 30, 2006 and 2005, respectively, representing an increase of $1,637,436 or 340%. The increase in absolute dollars was due to the increased sales activity as described in the preceding paragraph.
Our gross margin percentages were 26% and 22% for the three months ended June 30, 2006 and 2005, respectively. The increase in the gross margin percentages was primarily due to the nature of the Company’s contracts in the respective periods and the fact that, in the current quarter.
Our gross margin percentages were 27% and 26% for the six months ended June 30, 2006 and 2005, respectively.
Operating Expenses
Operating expenses were $967,760 and $474,120 for the three months ended June 30, 2006 and 2005, respectively, representing an increase of $493,640 or 104%. Although operating expenses increased in absolute dollars, such costs decreased as a percentage of our revenues. We believe that this decrease was achieved, in light of significantly increased revenues and the acquisition of Tier One, because of the Company’s increased focus and execution on sales and cost containment and on achieving a breakeven scenario on a cash basis.
Operating expenses were $1,538,322 and $1,042,825 for the six months ended June 30, 2006 and 2005, respectively, representing a increase of $495,497 or 48%. Although operating expenses increased in absolute dollars, such costs decreased as a percentage of our revenues. We believe that this increase was achieved, in light of significantly increased revenues, the acquisition of Tier One, because of the Company’s increased focus and execution on sales and cost containment and on achieving a breakeven scenario on a cash basis.
The major components of our operating expenses are as follows:
Stock-based compensation expense was $158,100 and $144,555 for the three months ended June 30, 2006 and 2005, respectively. This represents a decrease of $13,545. The decrease is principally the result of less shares vesting in the current quarter relative to the comparative prior year period and a reduction in the estimated fair value of options that resulted from current assumptions used in the Black-Scholes option pricing model.
Stock-based compensation expense and expenses paid by issuance of stock totaled $302,400 and $358,278 for the six months ended June 30, 2006 and 2005, respectively. This represents a decrease of $55,878. The decrease was principally the result of fewer shares vesting in the current quarter relative to the comparative prior year period and a reduction in the estimated fair value of options that resulted from current assumptions used in the Black-Scholes option pricing model.

Payroll, (excluding bonus), and related expenses were approximately 40% of our operating expenses and amounted to $158,438 and $192,431 for the quarters ended June 30, 2006 and 2005, respectively. The decrease of $33,993 was a result of the departure of a senior executive.
Payroll, (excluding bonus), and related expenses were approximately 33% of our operating expenses and amounted to $500,700 and $434,820 for the six months ended June 30, 2006 and 2005, respectively. The increase of $65,880 resulted from the acquisition of Tier One and the addition of more recruiting personnel.
We determine the cost of being public as including legal and accountant fees, filing fees and investor relations. These expenses are approximately 12% of the operating expenses and amounted to $192,167 and $73,900 for the six months ended June 30, 2006 and 2005, respectively. This increase resulted largely from the fact that our audit and accounting fees increased over 2005, as our operating activities expanded including the acquisition of Tier One while we also undertook an investor relations campaign.
Net loss
We incurred a net loss of $480,906 and $376,516 for the quarters ended June 30, 2006 and 2005, respectively, as a result of the factors described above.
We incurred a net loss of $804,458 and $878,444 for the six months ended June 30, 2006 and 2005, respectively, as a result of the factors described above.
Liquidity and Capital Resources
Cash and cash equivalents were $562,940 and $99,760 as of June 30, 2006 and December 31, 2005, respectively. Of the $562,940 in cash and cash equivalents as of June 30, 2006, $343,750 was restricted for use in the payments of amounts due in March 2007 and March 2008 in connection with our acquisition of Tier One.
Net cash used by operations was $505,444 and $643,118 for the six months ended June 30, 2006 and 2005, respectively. The decrease in cash used by operations was largely due to the decrease in our net loss.
Net cash used by investing activities was $1,356,461 and $7,271 for the six months ended June 30, 2006 and 2005, respectively. On March 28, 2006, we closed the acquisition of Tier One Consulting, Inc. in which we acquired all of the outstanding shares of Tier One. The increase resulted principally from the cash used in the acquisition of Tier One.

Net cash provided by financing activities was $2,325,085 and $415,000 for the six months ended June 30, 2006 and 2005, respectively. The increase related principally to $1,790,000 of net cash proceeds from the sale of our Series A preferred stock.
Off-Balance Sheet Arrangements
During the six months ended June 30, 2006, we did not engage in any off-balance sheet arrangements.
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
At April 27, 2006, we had 6,117,045 shares of our common stock outstanding. Holders of the common stock were entitled to cast one vote for each share of common stock then registered in such holder’s name.

PART II
OTHER INFORMATION
Item 6. Exhibits
The following exhibits are included as part of this report:
31.1	Rule 13a-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.1	Section 1350 Certification of Principal Financial Officer
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Caneum, Inc.
Date: October 2, 2007	By:	/s/ Suki Mudan
Suki Mudan, President (Principal executive officer)

Date: October 2, 2007	By:	/s/ Gary Allhusen
Gary Allhusen, Chief Operating Officer
(Principal financial officer)