Form 10QSB/A
period 2006-09-30
CANEUM INC
filed 2007-10-15
CIK 1118961

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

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

EXPLANATION
On June 19, 2007, the management of Caneum, Inc. (the “Company”, “our” or “we”) determined that our accounting treatment of our Series A Convertible Preferred Stock issued with detachable warrants to an investor in a transaction that was consummated in March of 2006 was incorrect and determined that we are required to restate our unaudited financial statements for the periods ended March 31, 2006, June 30, 2006 and September 30, 2006, that we previously filed with the Securities and Exchange Commission (the “SEC”). In addition we have reviewed the impact of incorrect accounting treatment for our acquisition of Tier One on each of these periods. As a result, we have restated the quarterly financial statements included in Item 1 of this report. In addition, we have made revisions to Item 2 “Management Discussion and Analysis of Financial Condition and Results of Operations” to reflect the changes made in the restatement.
During the audit of our consolidated financial results for the twelve months ended December 31, 2006, several errors were identified that caused us to restate our financial statements for the nine months ended September 30, 2006. We were required to record a beneficial conversion feature charge during the nine months ended September 30, 2006, under the guidance of EITF 00-27. The amount of the beneficial conversion has been accreted as a deemed dividend because the preferred stock is immediately convertible. The value of the beneficial conversion has been reflected as an adjustment to the net loss attributable to common shareholders on our restated consolidated statement of operations.
For the nine months ended September 30, 2006 we recorded an incorrect goodwill amount. This has been rectified in our restated balance sheet. Furthermore we identified certain costs which were direct acquisition costs as well as an overstatement of net book assets acquired that changed goodwill to the December 31, 2006 amount. For the nine months ended September 30, 2006, we had recorded intangibles lower than our restated amount. Finally, the profit earned by Tier One in 2006 prior to the acquisition has now been correctly eliminated in our restated condensed consolidated statement of operations for the nine months ended September 30, 2006.
We have also made revisions to Item 3 “Controls and Procedures” based upon management’s reassessment of the disclosure controls and procedures in effect at September 30, 2006, and implemented since that date.
This Amendment No. 1 continues to speak as of the date of the original Form 10-QSB for the three and nine months ended September 30, 2006, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-QSB, or modified or updated those disclosures in any way other than as described in the preceding paragraphs. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-QSB on November 27, 2006.

PART I
FINANCIAL INFORMATION
Caneum, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2006 and December 31, 2005
Assets

	September 30,	December 31,
	2006	2005
	Unaudited
	As Restated

CURRENT ASSETS
Cash and cash equivalents, including restricted cash of $349,088 as of Sept 30, 2006	$469,402	$99,760
Accounts receivable, net of allowance of $97,454 and $6,733, respectively	1,730,975	469,074
Prepaid assets	4,475	68,750
Other current assets	15,000	51,099

Total current assets	2,219,852	688,683

LONG TERM ASSETS
Property & equipment, net	50,865	14,557
Intangibles, net	836,800	—
Goodwill	1,464,805	—

TOTAL ASSETS	$4,572,322	$703,240

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2006 and December 31, 2005
Liabilities and Stockholders’ Equity

	September 30,	December 31,
	2006	2005
	Unaudited
	As Restated

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$635,194	$284,656
Credit lines	175,448	6,833
Accrued payroll and related expenses	144,251	25,839
Current portion of installment loans	792,758	—
Other current liabilities	1,500	—

Total current liabilities	1,749,151	317,328

LONG TERM LIABILITIES
Installment loans, less current portion	658,086	—
Other non current liabilities	9,300	—

Total liabilities	2,416,537	317,328

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value 20,000,000 shares authorized, 3,632,500 and 0 shares issued and outstanding (Liquidation preference $1,816,250)	3,632	—
Common stock, $0.001 par value 100,000,000 shares authorized, 6,835,658 and 5,386,991 shares issued and outstanding	6,835	5,386
Additional paid-in capital	6,314,343	3,434,328
Deferred compensation	(40,000)	(40,000)
Accumulated deficit	(4,129,025)	(3,013,802)

Total shareholders’ equity	2,155,785	385,912

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,572,322	$703,240

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
September 30, 2006 and 2005
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	Unaudited	Unaudited	Unaudited	Unaudited
	As Restated		As Restated

Revenue	$2,112,935	$739,417	$4,997,138	$1,379,321

Cost of revenue	1,571,142	606,159	3,684,580	1,082,161

Gross profit	541,793	133,258	1,312,558	297,160

Operating expenses	814,590	340,000	2,352,912	1,382,825

Loss from operations	(272,797)	(206,742)	(1,040,354)	(1,085,665)

Interest income (expense), net	(37,968)	273	(74,069)	1,552

Loss before income tax	(310,765)	(206,469)	(1,114,423)	(1,084,113)

Income tax expense	—	—	(800)	(800)

Net loss	$(310,765)	$(206,469)	$(1,115,223)	$(1,084,913)

Beneficial Conversion Charge upon Issuance of Preferred Shares	—	—	$755,048	—

Net Loss Attributable to Common Stockholders	$(310,765)	$(206,469)	$(1,870,271)	$(1,084,913)

Basic and diluted net loss per common share	$(0.05)	$(0.04)	$(0.31)	$(0.24)

Weighted average number of Common Shares outstanding used in the calculation	6,614,031	4,738,032	6,062,621	4,559,043

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
September 30, 2006 and 2005
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,	September 30,
	2006	2005
	Unaudited	Unaudited
	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,115,223)	$(1,084,913)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	379,902	334,858
Expenses paid by stock issuances	107,164	39,077
Interest accreted to TierOne notes	65,962	—
Depreciation and amortization	20,985	705
Amortization of acquired intangibles from business combinations	143,200	—
Bad Debt expense	90,721	—

(Increase) decrease in
Accounts receivable	(749,280)	(83,711)
Prepaid assets and other current assets	112,084	(33,565)
Increase in
Accounts payable and accrued liabilities	69,884	54,458
Accrued payroll and related expenses	118,412	81,558

Net cash used in operating activities	(756,189)	(691,533)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of TierOne Consulting, Inc., net of cash acquired	(1,338,627)	—
Purchase of fixed assets	(17,161)	(16,028)

Net cash used in investing activities	(1,355,788)	(16,028)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	350,004	415,000
Issuance of Series A preferred shares for cash, net	1,790,000	—
Payment of debt	(64,602)	—
Exercise of warrants	105,000	—
Exercise of options	132,250	—
Increase in credit line	168,967	9,368

Net cash provided by financing activities	2,481,619	424,368

Net increase (decrease) in cash and cash equivalents	369,642	(283,193)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	99,760	506,790

CASH AND CASH EQUIVALENTS, END OF PERIOD	$469,402	$223,597

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$17,881	$—

Income taxes paid	$800	$800
See accompanying notes to condensed consolidated financial statements

Supplement disclosure of Non-Cash Investing and Financing Activities:
During the nine months ended September 30, 2006, the Company issued notes with a fair value of $1,449,000 in conjunction with the acquisition of Tier One, Inc.
During the nine months ended September 30, 2006, the Company issued or committed to issue 26,633 common shares valued at $20,777 for legal services related to the Tier One acquisition.
During the nine months ended September 30, 2006, the Company issued 137,409 common shares valued at $107,164 for services rendered.
During the nine months ended September 30, 2006, the Company obtained $75,000 worth of licenses as part of a reseller agreement, which was financed through accounts payable.
During the nine months ended September 30, 2006, the company converted 367,500 of Series A Preferred Stock into 367,500 shares of common stock.
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
NOTE 1 — PRIOR PERIOD RESTATEMENT
The September 30, 2006 Balance Sheet has been restated with the following adjustments:

	September 30,	Previously	Restatement
	2006	Reported	Adjustment
	As restated
	Unaudited	Unaudited	Unaudited

CURRENT ASSETS
Cash and cash equivalents	$469,402	$469,402	$—
Accounts receivable, net of allowance of $97,454	1,730,975	1,730,975	—
Prepaid assets	4,475	19,054	(14,579)
Other current assets	15,000	15,000	—

Total current assets	2,219,852	2,234,431	(14,579)

LONG TERM ASSETS
Property and equipment, net	50,865	46,771	4,094
Intangibles, net	836,800	795,642	41,158
Goodwill	1,464,805	1,612,500	(147,695)

TOTAL ASSETS	$4,572,322	$4,689,344	$(117,022)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$635,194	$640,490	$(5,296)
Credit lines	175,448	149,360	26,088
Accrued payroll and related expenses	144,251	163,968	(19,717)
Current portion of installment loans	792,758	803,814	(11,056)
Other current liabilities	1,500	1,500	—

Total current liabilities	1,749,151	1,759,132	(9,981)

LONG TERM LIABILITIES
Installment loans, less current portion	658,086	661,697	(3,611)
Other non current liabilities	9,300	9,300	—

Total liabilities	2,416,537	2,430,129	(13,592)

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value 20,000,000 shares authorized 3,632,500 shares issued and outstanding (Liquidation preference $1,816,250)	3,632	3,632	—
Common stock. $0.001 par value 100,000,000 shares authorized 6,835,658 shares issued and outstanding	6,835	6,860	(25)
Additional paid-in capital	6,314,343	6,279,383	34,960
Deferred compensation	(40,000)	(40,000)	—
Accumulated deficit	(4,129,025)	(3,990,660)	(138,365)

Total shareholders’ equity	2,155,785	2,259,215	(103,430)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,572,322	$4,689,344	$(117,022)

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
The operating results for the three months ended September 30, 2006 have been restated with the following adjustments:

	For the Three Months Ended
	September 30,	Previously	Restatement
	2006	Reported	Adjustment
	As restated
	Unaudited	Unaudited	Unaudited

Revenue	$2,112,935	$2,127,211	$(14,276)

Cost of revenue	1,571,142	1,575,373	(4,231)

Gross profit	541,793	551,838	(10,045)

Operating expenses	814,590	730,995	83,595

Loss from operations	(272,797)	(179,157)	(93,640)

Interest expense, net	(37,968)	(35,215)	(2,753)

Loss before income tax	(310,765)	(214,372)	(96,393)

Income tax expense	—	—	—

Net loss	$(310,765)	$(214,372)	$(96,393)

Beneficial Conversion Charge upon issuance of Preferred Shares	—	—	—

Net Loss Attributable to Common Stockholders	$(310,765)	$(214,372)	$(96,393)

Basic and diluted net loss per common share	$(0.05)	$(0.03)	$(0.02)

Weighted average number of Common Shares outstanding used in the calculation	6,614,031	6,614,031	—

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
The operating results for the three months ended September 30, 2006 have been restated with the following adjustments:

	For the Nine Months Ended
	September 30,	Previously	Restatement
	2006	Reported	Adjustment
	As restated
	Unaudited	Unaudited	Unaudited

Revenue	$4,997,138	$5,027,337	$(30,199)

Cost of revenue	3,684,580	3,679,398	5,182

Gross profit	1,312,558	1,347,939	(35,381)

Operating expenses	2,352,912	2,255,209	97,703

Loss from operations	(1,040,354)	(907,270)	(133,084)

Interest expense, net	(74,069)	(68,788)	(5,281)

Loss before income tax	(1,114,423)	(976,058)	(138,365)

Income tax expense	(800)	(800)	—

Net loss	$(1,115,223)	$(976,858)	$(138,365)

Beneficial Conversion Charge upon issuance of Preferred Shares	755,048	—	755,048

Net Loss Attributable to Common Stockholders	$(1,870,271)	$(976,858)	$(893,413)

Basic and diluted net loss per common share	$(0.31)	$(0.16)	$(0.15)

Weighted average number of Common Shares outstanding used in the calculation	6,062,621	6,062,621	—

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
* Explanatory note to September 30, 2006 prior period restatement
During the audit of our consolidated financial statements for the twelve months ended December 31, 2006, several errors were identified that caused us to restate our financial statements for the three months ended March 31, 2006, six months ended June 30, 2006, and nine months ended September 30, 2006. The first error was related to our issuance of the Series A Preferred Stock in March 2006. We were required to record a beneficial conversion feature charge of $755,048 in the three months ended March 31, 2006, under the guidance of EITF 00-27. A beneficial conversion charge is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the Series A Preferred Stock can convert at the date of issuance. The consideration allocated to the convertible security was based on the relative fair values of the convertible security, detachable warrants and contingency issuable preferred stock, issued in conjunction with the preferred shares, under the guidance of EITF 98-5. The beneficial conversion charge was limited to the amount allocated to the convertible securities. The amount of the beneficial conversion has been accreted as a deemed dividend because the preferred stock is immediately convertible. The amount of the beneficial conversion charge has been reflected as an adjustment to the net loss attributable to common shareholders on our condensed consolidated statement of operations. The Stock Purchase Agreement for the Series A Preferred Stock also provides that the holders receive additional shares if certain EBITDA targets are not achieved. We will record an additional beneficial conversion of $490,781 if the maximum 2,600,000 shares of Series A Preferred Stock are issued.
For the nine months ended September 30, 2006, we recorded an incorrect goodwill amount. This has been rectified in our restated balance sheet. Furthermore we identified certain costs which were direct acquisition costs as well as an overstatement of net book assets acquired that changed goodwill to the December 31, 2006 amount. For the nine months ended September 30, 2006, we had recorded intangibles lower than our restated amount. Finally, the profit earned by Tier One in 2006 prior to the acquisition has now been correctly eliminated in our restated condensed consolidated statement of operations for the nine months ended September 30, 2006.

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and with the rules and regulations of the Securities and Exchange Commission related to a quarterly reports on Form 10-QSB. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.
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
September 30, 2006
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES
Consolidation
The accompanying condensed consolidated financial statements include the accounts of the company and its wholly owned subsidiary, Tier One Consulting, Inc., from the date of its acquisition on March 28, 2006. All significant inter-company balances and transactions have been eliminated upon consolidation.
Revenue Recognition
The Company derives its revenue primarily from the sale of services. Revenue is recognized as services are performed in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition. The Company recognizes revenue when there is persuasive evidence of an arrangement, the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. The Company records all expense reimbursements billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with Emerging Issues Task Force (“EITF”) 01-14 “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses.”
Segment Reporting
The company has determined that it operates and reports as one single segment.
Customer Concentrations
During each of the nine months ended September 30, 2006 and September 30, 2005, the Company had three customers that each accounted for at least 10% of the Company’s revenue.
Accounts Receivable
As of September 30, 2006, three customers each accounted for at least 10% of accounts receivable. At September 30, 2006, the largest such customer accounted for 17% of the Company’s net accounts receivable.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At September 30, 2006, and December 31, 2005, the Company had cash on deposit with banks in excess of FDIC insured limits.

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
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
The Company adopted SFAS 123R using the modified prospective method which requires that share based payments granted prior to adoption be expensed prospectively as they are earned. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. The Company uses the Black-Scholes option-pricing model to value stock option awards and has elected to treat awards with graded vesting as a single award. The company accounts for stock-based compensation issued to non-employees under SFAS 123R and Emerging Issues Task Force (“EITF”) issue 96-18, accounting for equity investments that are issued to other than employees for acquiring, or in conjunction with selling, goods or services. As such, the value of such options is periodically re-measured and income or expense is recognized during their vesting terms.
Impact of SFAS No. 123R
The following table presents the impact to the Company’s condensed consolidated financial statements as a result of our adoption of SFAS No. 123R for the nine months ended September 30, 2006:

Nine months
ended September 30, 2006
Stock-based compensation expense	$379,902
Effect on net loss per share:
Basic and diluted	$(0.06)
As of September 30, 2006, the unamortized compensation expense related to outstanding unvested options was approximately $1,530,000 with a weighted average remaining vesting period of approximately four years. The Company expects to amortize this expense over the remaining vesting period of these stock options.

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Pro forma for 2005 Under SFAS No. 123
The following table compares the net loss per share that the Company reported to the pro forma amounts that the Company would have reported for the three and nine months ended September 30, 2005, had the Company recognized compensation expense for stock-based compensation awards in accordance with SFAS No. 123:

	Three months	Nine months
	ended September 30,	ended September 30,
	2005	2005
Net loss as reported	$(206,469)	$(1,084,913)
Add: stock option-based employee compensation expense included in reported net loss, net of related tax effects	6,657	334,858
Deduct: stock-based employee compensation expense, net of related tax effects	(241,748)	(1,132,630)

Pro forma	$(441,560)	$(1,882,685)

Basic and diluted net loss per share, as reported	$(0.04)	$(0.24)
Basic and diluted net loss per share, pro forma	$(0.09)	$(0.41)
Prior to the adoption of SFAS No. 123R, for options granted to employees, the Company applied Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and provided the pro forma disclosures of SFAS No. 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” No compensation expense has been recognized for options granted to employees unless the grants were issued at exercise prices below market value prior to the adoption of SFAS No.123R.
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
The per share weighted-average fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $0.52 and $0.58, respectively.
The total cash received from employees as a result of employee stock option exercises during the nine months ended September 30, 2006 was approximately $130,000 and cash received from warrant exercises was $105,000.
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
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
Fair Value of Financial Instruments
At September 30, 2006 and December 31, 2005, management believes that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value because of the short maturity of these financial instruments. Management also believes the carrying amounts of its credit lines and installment loans approximate fair value as of September 30, 2006 and December 31, 2005 as they fully mature in less than two years and their interest rates are consistent with current market rates.
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Per Share Data
The Company computes net loss per common share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98, Computations of Earnings Per Share. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common shareholders for the period by the weighted average common and dilutive equivalent shares outstanding during the period. At September 30, 2006, the Company had 7,042,671 options and 8,493,668 warrants outstanding that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.
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
NOTE 4 — RELATED PARTY TRANSACTIONS
During the nine months ended September 30, 2006 and 2005, the Company entered into the following transactions with entities whose principals and/or directors are shareholders of the Company:
Rent
The Company subleased space from Cygni Capital, LLC, whose principal is a shareholder of the Company. The current rent was $650 per month for one office, which was used by our Chairman, and shared use of a central conference room. The rent expense under this agreement was $8,487 and $16,000 for the nine months ended September 30, 2006 and 2005, respectively. This agreement is on a month-to-month term and can be cancelled by the Company or Cygni Capital, LLC, at any time.
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
Investor Relations
Jason Daggett, a former director of the Company, is the President of The Liquid Group, Inc., which has an agreement to provide investor relations and public relations services to the Company for $5,850 on a month-to-month basis. In addition The Liquid Group, through its affiliates, has conducted other public relations and promotional activities for the Company. The amount paid to The Liquid Group or its affiliates was $17,550 and $121,800 for the nine months ended September 30, 2006 and 2005 respectively. At September 30, 2006, there was no outstanding prepaid account balance or amounts owed to The Liquid Group.
Consulting Services
The Company had a consulting agreement with Robert F. Mitro, a Director of our board. Mr. Mitro originally provided services pursuant to an employment agreement approved on October 28, 2003, but the current consulting agreement replaces it in its entirety. The period of the current consulting agreement for Mr. Mitro is through October 23, 2006. During the most recent quarter, and as a requirement associated with the Company’s financing agreement with Barron Partners closed in March 2006, the Company notified Mr. Mitro in writing that his consulting agreement would not be renewed upon its expiration in October 2006. The base compensation associated with the current consulting agreement for Mr. Mitro is $5,000 per month, payable in common stock, until its expiration on October 23, 2006. The Company issued shares valued at $45,000 to Mr. Mitro for the nine months ended September 30, 2006.
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
NOTE 5 — INTANGIBLE ASSETS
On March 28, 2006, and as more fully described elsewhere, the Company acquired Tier One Consulting, Inc. for a purchase price of $2,971,700. In addition to the tangible assets acquired and liabilities assumed, which have been recorded at their fair value, the Company allocated a part of the purchase price of $90,000 to the trade marks and logos, $737,000 to the customer relationships, and $78,000 to the employment agreements of the two principals. These values were calculated based on the discounted net revenues estimated to accrue from each of the identified intangible assets and represent managements best estimates at the time the transaction occurred. The balance of the purchase price of $1,464,800 was recorded as goodwill. The above allocations were validated by a third party appraiser.
We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested annually, at minimum, for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired.
Total amortization for the periods ended September 30, 2006 and 2005 was $143,200 and $0, respectively. The amortization period for defined lived intangible assets is 2-5 years.

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
NOTE 6 — INCOME TAX
The income tax provision is based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. For U.S. sourced income, the Company recorded only minimum state taxes for fiscal 2006, as was the case in fiscal 2005. Accordingly, the U.S. income tax provision for the nine months ended September 30, 2006, and the prior year comparable nine months ended September 30, 2005, were based on an allocable portion of state minimum taxes.
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
September 30, 2006
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
The Stock Purchase Agreement for the Series A Preferred Stock also provides that the holders receive additional shares if certain EBITDA targets are not achieved. We will record an additional beneficial conversion charge of $490,781 if the maximum 2,600,000 shares of Series A Preferred Stock are issued.
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
During the nine months ended September 30, 2006, Barron converted an aggregate of 367,500 shares of Series A Preferred Stock into 367,500 shares of common stock and exercised A Warrants to purchase 210,000 common shares for cash of $105,000.

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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
NOTE 9 — COMMON STOCK TRANSACTIONS
During the nine months ended September 30, 2006, the Company sold 466,671 common shares for cash proceeds of $350,004.
During the nine months ended September 30, 2006, the Company issued 240,454 common shares upon exercise of options for cash proceeds of $132,250.
During the nine months ended September 30, 2006, the Company issued 210,000 common shares upon exercise of warrants for cash proceeds of $105,000.
During the nine months ended September 30, 2006, the Company issued 137,409 common shares valued at $107,164 for services rendered.
During the nine months ended September 30, 2006, the Company issued or committed to issue 26,633 common shares valued at $20,777 for legal services related to the Tier One acquisition.
During the nine months ended September 30, 2006, the Company issued 367,500 shares of common stock upon conversion of the same number of Preferred shares.
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

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
The purchase price under each option is established by the plan administrator. Additionally, the plan administrator will fix the terms of each option, but no option can be granted for a term in excess of 10 years. Stock issued under the Plan may vest immediately or upon terms established by the plan administrator. For the nine months ended September 30, 2006, the fair value of stock options granted is recognized to expense over the requisite service period. For the nine months ended September 30, 2006, compensation expense for all employees’ share-based payment awards is recognized using the straight-line single-option method.

	For the nine months ended		For the nine months ended
	September 30, 2006		September 30, 2005
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at January 1	4,636,250	$0.81	3,990,000	$0.67
Granted during the nine months ended September 30,	2,795,000	$0.78	1,377,500	$1.84
Cancelled/forfeited	(148,125)	$1.86	(31,250)	$1.65
Exercised	(240,454)	$0.54	—	$—

Outstanding at September 30	7,042,671	$0.79	5,336,250	$0.97

Options exercisable at September 30	5,020,949	$0.79	4,074,739	$0.97
Weighted-average fair value of options granted during the period		$0.52		$0.58
Excluding the warrants issued to Barron and discussed fully in Note 7, the Company had the following warrants outstanding as of September 30, 2006:
•	50,000 warrants for common shares at $0.75 each. These warrants were issued during 2005 and were fully vested.

•	50,000 warrants for common shares at $1.40 each. These warrants were issued to consultants to the Company and are fully vested.

•	The Company issued 100,667 shares of common stock in a private placement dated October 1, 2005, with accompanying Common Stock Purchase Warrants at the rate of 50% of the shares purchased. Accordingly 50,333 warrants are outstanding related to this common stock. The warrants are exercisable at $1.00 with certain incentive discounts to the exercise price available through December 31, 2009.

•	The Company issued 466,671 shares of common stock in a private placement dated January 2, 2006, with accompanying Common Stock Purchase Warrants at the rate of 50% of the shares purchased. Accordingly 233,336 warrants are outstanding related to this common stock. The warrants are exercisable at $1.00 with certain incentive discounts to the exercise price available through March 31, 2010.

•	At September 30, 2006 the Company had 8,493,668 warrants outstanding at a weighted average exercise price of $0.87.

Caneum, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2006
NOTE 11 — NOTES PAYABLE
Credit Lines
As of September 30, 2006, the Company maintained a small business credit line with Wells Fargo Bank. Under the terms of the agreement the total credit available is $100,000. There is no collateral for the line and the interest rate is variable in nature. The Company must pay the finance charge every month. The balance outstanding on the line was $90,860 at September 30, 2006 and the interest rate at that time was 8.5%. The credit line may be terminated at any time.
As of September 30, 2006, the Company maintained a line of credit Wells Fargo Bank. Under the terms of the agreement the total credit available is $60,000, there is no collateral for the line and the interest rate is variable in nature. The Company must pay the finance charge every month. The balance outstanding on the line was $59,102 at September 30, 2006 and the interest rate at that time was 13%.
As of September 30, 2006, the Company maintained a line of credit at American Express Bank. The balance outstanding on the line was $25,250 at September 30, 2006 and the interest rate at that time was 24%.
Installment Loans Payable to Tier One Consulting Principals
As of September 30, 2006, the company had obligations of $1,375,000 to the former principals of Tier One Consulting payable in two equal installments on the first and second anniversary of the closing, and $13,333 payable monthly for two years. In addition, the Company deposited $343,750 into a designated bank account for payment toward the first installment and it agreed to reserve a like amount from our bank lines of credit for payment of the first installment, if necessary. The present value at September 30, 2006 of these obligations was $1,450,844

Item 2. Management’s Discussion and Analysis and Plan of Operation
The discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this quarterly report on From 10-QSB (the “Quarterly Report”) and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2005 (the “2005 Annual Report”), as filed with the Securities and Exchange Commission (“SEC”). In addition to historical information, this discussion and analysis contains forward looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors, including but are not limited to those identified in 2005 Annual Report in the section entitled “Risk of Foreign Operations” and “Competition”.
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
On March 28, 2006, we closed the transaction with Tier One Consulting, Inc. (“Tier One”) and its two shareholders, Michael A. Willner and Robert J. Morris, in which we acquired all of the outstanding shares of Tier One. The purchase price for the shares of Tier One was $2,971,700 of which $1,375,000 was paid at closing and the balance of which is payable in two equal installments on the first and second anniversary of the closing. In addition, we deposited $343,750 into a designated bank account for payment toward the first installment and we agreed to reserve a like amount from our bank lines of credit for payment of the first installment, if necessary. The installment payments are subject to adjustment for certain set-offs for any post-closing undisclosed liabilities of Tier One, enforcement of indemnification provisions by Tier One in the agreement, a decline in the EBIT calculation in the Tier One audited financial statements for 2005, or any increase or decrease in the estimated cost of the audit of the Tier One financial statements for 2005. Also as a result of the closing of the transaction with Tier One, we entered into two-year full-time employment agreements with Messrs. Willner and Morris and appointed them Senior Vice-Presidents of our Company. Each employment agreement provides for a base salary of $120,000 and each person was granted options to purchase 1,000,000 shares of our common stock pursuant to our existing Stock Option/Stock Issuance Plan at $0.83 per share. The options will vest at the rate of 1/16th per calendar quarter beginning with the quarter ending June 30, 2006, with the first 62,500 options vesting on September 30, 2006, subject to early vesting in the event of a corporate transaction and in the event the person dies or is disabled, or if we terminate him without cause.
Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires all share based compensation payments to be recognized in the financial statements based on their fair value using an option pricing model. There were no other changes to our critical accounting policies for the nine months ended September 30, 2006.
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
Results of Operations
Three Months and Nine months ended September 30, 2006 versus the Three Months and Nine months ended September 30, 2005
Revenue
Revenue was $2,112,935 and $739,417 for the three months ended September 30, 2006 and 2005, respectively, representing an increase of $1,373,518 or 186% as compared to the same period in the prior year (the “comparable prior year period”). This represents three months of combined revenue resulting from our acquisition of Tier One Consulting (“Tier One”) on March 28, 2006. The Company’s increased marketing effort also resulted in the expansion of a number of contracts which occurred subsequent to the comparative prior year period.
Revenue was $4,997,138 and $1,379,321 for the nine months ended September 30, 2006 and 2005, respectively, representing an increase of $3,617,817 or 262% as compared to the same period in the prior year (the “comparable prior year period”). In addition to the acquisition of Tier One, the Company’s increased marketing effort also resulted in the expansion of several Business Process and IT Outsourcing contracts which occurred subsequent to the comparative prior year period. These contracts are with customers such as Countrywide, Innofone and DirecTV and have generated a combined $2,327,196 in revenues during the nine months ended September 30, 2006.
Cost of Revenue and Gross Profit
Cost of revenue was $1,571,142 and $606,159 for the three months ended September 30, 2006 and 2005, respectively, representing an increase of $964,983 or 159%. The increase in absolute dollars was due to the increased sales activity as described in the preceding paragraph. The increase was also a direct result of the Tier One acquisition.

Cost of revenue was $3,684,580 and $1,082,161 for the nine months ended September 30, 2006 and 2005, respectively, representing an increase of $2,602,419 or 240%. The increase in absolute dollars was due to the increased sales activity as described in the preceding paragraph.
Our gross margin percentages were 26% and 18% for the three months ended September 30, 2006 and 2005, respectively. The increase in the gross margin percentages was primarily due to the nature of the Company’s contracts in the respective periods and the fact that, in the current three months, the Company has more consultants utilized on longer-term contracts that provide a higher margin. The acquisition of Tier One also favorably impacted our gross margin.
Our gross margin percentages were 26% and 22% for the nine months ended September 30, 2006 and 2005, respectively.
Operating Expenses
Operating expenses were $814,590 and $340,000 for the three months ended September 30, 2006 and 2005, respectively, representing an increase of $474,590 or 140%. Although operating expenses increased in absolute dollars, such costs decreased as a percentage of our revenues. We believe that this decrease was achieved, in light of significantly increased revenues and the acquisition of Tier One.
Operating expenses were $2,352,912 and $1,382,825 for the nine months ended September 30, 2006 and 2005, respectively, representing an increase of $970,087 or 70%. Although operating expenses increased in absolute dollars, such costs decreased as a percentage of our revenues.
The major components of our operating expenses are as follows:
Stock-based compensation expense and expenses paid by stock issuance was $184,681 and $21,657 for the three months ended September 30, 2006 and 2005, respectively. This represented an increase of $163,024. The increase is principally the result of more options being granted and earned by employees over the requisite service period in the current three months relative to the comparative prior year period offset by a reduction in the estimated fair value of options that resulted from current assumptions used in the Black-Scholes option pricing model.
Stock-based compensation expense and expenses paid by stock issuance was $487,066 and $373,935 for the nine months ended September 30, 2006 and 2005, respectively. This represented an increase of $113,131. The increase is principally the result of more options being granted and earned by employees over the requisite service period in the current period relative to the comparative prior year period and a reduction in the estimated fair value of options that resulted from current assumptions used in the Black-Scholes option pricing model.

Payroll, (excluding bonus), and related expenses were approximately 41% and 61% of our operating expenses and amounted to $336,058 and $207,334 for the three months ended September 30, 2006 and 2005, respectively. The increase of $128,724 was a result of the acquisition of Tier One and the addition of more recruiting personnel.
Payroll, (excluding bonus), and related expenses were approximately 38% and 41% of our operating expenses and amounted to $896,714 and $568,816 for the nine months ended September 30, 2006 and 2005, respectively. The increase of $327,898 resulted from the acquisition of Tier One and the addition of more recruiting personnel.
We determine the cost of being public as including legal and accountant fees, filing fees and investor relations. These expenses were approximately 10% and 23% of our operating expenses and amounted to $82,129 and $77,582 for the three months ended September 30, 2006 and 2005, respectively.
We determine the cost of being public as including legal and accountant fees, filing fees and investor relations. These expenses are approximately 18% of the operating expenses and amounted to $418,493 and $255,294 for the nine months ended September 30, 2006 and 2005, respectively. This increase resulted largely from the fact that our audit and accounting fees increased over 2005, as our operating activities expanded including the acquisition of Tier One while we also undertook an investor relations campaign.
Net loss
We incurred a net loss of $310,765 and $206,469 for the three months ended September 30, 2006 and 2005, respectively, this increased as a result of the factors described above.
We incurred a net loss of $1,115,223 and $1,084,913 for the nine months ended September 30, 2006 and 2005, respectively, this increased as a result of the factors described above.
Liquidity and Capital Resources
Cash and cash equivalents were $469,402 and $99,760 as of September 30, 2006 and December 31, 2005, respectively. Of the $469,402 in cash and cash equivalents as of September 30, 2006, $349,088 was restricted for use in the payment due in March 2007 in connection with our acquisition of Tier One.
Net cash used by operations was $756,189 and $691,533 for the nine months ended September 30, 2006 and 2005, respectively. The increase in cash used by operations was largely due to the increase in accounts receivable.
Net cash used by investing activities was $1,355,788 and $16,028 for the nine months ended September 30, 2006 and 2005, respectively. On March 28, 2006, we closed the acquisition of Tier One Consulting, Inc. in which we acquired all of the outstanding shares of Tier One. The increase resulted principally from the cash used in the acquisition of Tier One.

Net cash provided by financing activities was $2,481,619 and $424,368 for the nine months ended September 30, 2006 and 2005, respectively. The increase related principally to $1,790,000 of net cash proceeds from the sale of our Series A preferred stock.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2006, we did not engage in any off-balance sheet arrangements.
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

Caneum, Inc.
Date: October 12, 2007	By:	/s/ Suki Mudan
Suki Mudan, President
(Principal executive officer)

Date: October 12, 2007	By:	Gary Allhusen
Gary Allhusen, Chief Operating Officer
(Principal financial officer)