Form 10QSB
period 2007-09-30
CANEUM INC
filed 2007-11-15
CIK 1118961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-30874
CANEUM, INC.
(Exact name of Registrant as specified in charter)

Nevada	33-0916900
State or other jurisdiction of	I.R.S. Employer I.D. No.
Incorporation or organization

3101 West Coast Highway, Suite 400, Newport Beach, CA	92663
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☑
State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: At November 13, 2007, there were 8,212,859 shares of our common stock outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

For the Periods ended September 30, 2007 and 2006 (unaudited) and December 31, 2006

Page

Financial Statements

Condensed Consolidated Balance Sheets — Assets	3

Condensed Consolidated Balance Sheets — Liabilities and Shareholders’ Equity	4

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	8

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Caneum, Inc.
Condensed Consolidated Balance Sheets
Assets
September 30, 2007 and December 31, 2006

	September 30,	December 31,
	2007	2006
	Unaudited

CURRENT ASSETS
Cash and cash equivalents	$91,095	$335,202
Accounts receivable, net of allowance of $372,372 and $229,626, respectively	2,444,181	1,840,994
Prepaid assets	146,477	57,673
Other current assets	15,160	15,000

Total current assets	2,696,913	2,248,869

LONG TERM ASSETS
Property & equipment, net	212,468	194,373
Intangibles, net	695,568	938,587
Goodwill	1,464,805	1,464,805
Other	33,489	4,592

TOTAL ASSETS	$5,103,243	$4,851,226

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
Condensed Consolidated Balance Sheets
Liabilities and Shareholders’ Equity
September 30, 2007 and December 31, 2006

	September 30,	December 31,
	2007	2006
	Unaudited

CURRENT LIABILITIES
Accounts payable	$1,203,197	$830,468
Accrued expenses	2,110	67,098
Bank overdraft	133,958	—
Credit lines	1,685,626	159,966
Accrued payroll and related expenses	278,390	119,556
Deferred revenue	22,880	—
Notes payable	4,930	61,480
Current portion of installment loans	942,378	785,573
Other current liabilities	82,012	84,522

Total current liabilities	4,355,481	2,108,663

LONG TERM LIABILITIES
Installment loans, less current portion	—	665,862
Other non current liabilities	63,555	51,127

Total liabilities	4,419,036	2,825,652

Minority Interest	—	231,227

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value 20,000,000 shares authorized, 3,332,500 shares issued and outstanding (Liquidation preference $1,666,250)	3,332	3,332
Common stock, $0.001 par value 100,000,000 shares authorized, 8,212,859 and 7,918,921 shares issued and outstanding	8,211	7,917
Common stock committed	12,500	—
Additional paid-in capital	8,583,222	7,592,702
Accumulated other comprehensive income	93,184	—
Accumulated deficit	(8,016,242)	(5,809,604)

Total shareholders’ equity	684,207	1,794,347

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,103,243	$4,851,226

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
Condensed Consolidated
Statements of Operations
And Comprehensive Income (Loss)
September 30, 2007 and 2006

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
		As Restated		As Restated
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue	$3,127,234	$2,112,935	$9,118,922	$4,997,138

Cost of revenue	2,604,439	1,571,142	7,334,629	3,684,580

Gross profit	522,795	541,793	1,784,293	1,312,558

Operating expenses	1,329,297	814,590	3,627,091	2,352,912

Loss from operations	(806,502)	(272,797)	(1,842,798)	(1,040,354)

Other income (expense)
Interest income (expense), net	(66,535)	(37,968)	(170,558)	(74,069)
Loss on foreign exchange	(20,396)	—	(73,444)	—
Other income (loss)	(7,512)	—	(7,512)	—

Total other income (expense)	(94,443)	(37,968)	(251,514)	(74,069)

Minority Interest	—	—	(80,352)	—

Loss before income tax	(900,945)	(310,765)	(2,174,664)	(1,114,423)

Income tax expense	(18,242)	—	(31,974)	(800)

Net loss	$(919,187)	$(310,765)	$(2,206,638)	$(1,115,223)

Beneficial Conversion Charge upon Issuance of Preferred Shares	—	—	—	755,048

Net Loss Attributable to Common Stockholders	$(919,187)	$(310,765)	$(2,206,638)	$(1,870,271)

Basic and diluted net loss per common share	$(0.11)	$(0.05)	$(0.27)	$(0.31)

Weighted average number of Common Shares outstanding used in the calculation	8,234,603	6,614,031	8,076,148	6,062,621

Net loss	$(919,187)	$(310,765)	$(2,206,638)	$(1,115,223)

Comprehensive Income:
Foreign currency translation adjustment (Note 2)	23,259	—	93,184	—

Comprehensive Loss	$(895,928)	$(310,765)	$(2,113,454)	$(1,115,223)

See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
Condensed Consolidated Statements of Cash Flows
September 30, 2007 and 2006

	For the Nine Months Ended
	September 30,	September 30,
	2007	2006
		As Restated
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,206,638)	$(1,115,223)
Adjustments to reconcile net loss to net cash used in operating activities Stock-based compensation expense	435,990	379,902
Expenses paid by common stock issuances or committed issuances	431,730	107,164
Interest accreted to TierOne installment loans	52,548	65,962
Depreciation and amortization	61,264	20,985
Amortization of acquired intangibles from business combinations	172,888	143,200
Impairment of property and equipment	7,512	—
Bad debt expense	40,000	90,721
Minority interest	80,352	—
(Increase) decrease in
Accounts receivable	(947,824)	(749,280)
Prepaid assets and other current assets	(108,575)	112,084
Increase in
Accounts payable and accrued expenses	649,826	69,884
Accrued payroll and related expenses	170,727	118,412
Deferred revenue	22,880	—

Net cash used in operating activities	(1,137,320)	(756,189)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of TierOne Consulting, Inc., net of cash acquired	—	(1,338,627)
Cash paid for acquisition of remaining interest of Continuum	(89,286)	—
Purchase of property & equipment	(71,487)	(17,161)

Net cash used in investing activities	(160,773)	(1,355,788)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock and warrants for cash	—	350,004
Issuance of Series A Preferred Shares and warrants for cash, net	—	1,790,000
Payment of debt	(650,870)	(64,602)
Addition to debt	24,225	—
Bank overdraft	133,958	—
Exercise of options	—	132,250
Exercise of warrants	—	105,000
Increase in credit lines	1,525,660	168,967

Net cash provided by financing activities	1,032,973	2,481,619

Effect of changes in foreign currency exchange rates on cash	21,013	—

Net increase (decrease) in cash and cash equivalents	(244,107)	369,642

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	335,202	99,760

CASH AND CASH EQUIVALENTS, END OF PERIOD	$91,095	$469,402

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$121,306	$17,881

Income taxes paid	$(31,974)	$800
See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
Condensed Consolidated Statements of Cash Flows
September 30, 2007 and 2006
(continued)
Supplemental disclosure of Non- Cash Investing and Financing Activities (unaudited):
During the nine months ended September 30, 2007, The Company issued 260,761 common shares valued at $135,596 as part of the consideration given for the acquisition of the remaining 45% Minority Interest of Continuum Systems, Inc.
During the nine months ended September 30, 2006, the Company issued notes with a fair value of $1,449,000 in conjunction with the acquisition of TierOne Consulting.
During the nine months ended September 30, 2006, the Company issued or committed to issue 26,633 common shares valued at $20,777 for legal services related to the TierOne Consulting acquisition.
During the nine months ended September 30, 2006, the Company obtained $75,000 worth of licenses as part of a reseller agreement, which was financed through accounts payable.
During the nine months ended September 30, 2006, the company converted 367,500 of Series A Preferred Stock into 367,500 shares of common stock.
See accompanying notes to condensed consolidated financial statements

Caneum, Inc.
September 30, 2007
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

Caneum, Inc.
September 30, 2007
Notes to Condensed Consolidated Financial Statements
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and with the rules and regulations of the Securities and Exchange Commission related to a quarterly report on Form 10-QSB. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.
The accompanying unaudited condensed consolidated financial statements have been presented assuming that the company will continue as a going concern and utilize its assets and satisfy its liabilities in the normal course of business. Management believes that the Company’s losses year to date have largely resulted from one-time items, such as costs of completing our recently restated SEC filings, which also caused distraction from growing and improving the business, as well as draining valuable resources. While management believes these issues are resolved and we can now focus on business growth, the fourth quarter has typically been a slower period requiring us to institute several short-term profit improvement measures. These include cost reductions in several areas, margin improvements by increased billability of two of our senior executives, focus on increasing contractor headcount and securing additional, higher margin application development projects. During 2008, we expect business to pick up again as we fully begin to realize revenue from increased number of contractors and application development projects. The increased revenue coupled with the cost reductions instituted in the fourth quarter of year 2007 is anticipated to generate positive cash flow from operations in year 2008. However, without additional financing, we do not expect to have sufficient funds to pay off our remaining obligations to the principals of TierOne Consulting including the $687,500 due in March 2008. We intend to renegotiate the timing of those payments. There can be no assurances that the Company will achieve its plans.
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
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the company and its wholly owned subsidiary, Tier One Consulting, Inc., from the date of its acquisition of March 28, 2006, and the majority (55%) owned subsidiary, Caneum India Pvt. Ltd., formerly Continuum Systems Private Limited, an Indian corporation (“Continuum”) acquired on December 31, 2006. The remaining 45% of the outstanding stock of Continuum was acquired on June 6, 2007 when Continuum became a wholly (100%) owned subsidiary of the Company. However one share is held by Suki Mudan as nominee shareholder but the beneficiary ownership continues to be held by Caneum Asia Pacific Pte Limited. This was a requirement for compliance with Indian regulations which mandate that a company must have a minimum of two (2) shareholders. Continuum Systems was renamed Caneum India Private Limited. This acquisition of Continuum occurred through the Company’s wholly owned subsidiary, Caneum Asia Pacific PTE LTD. ("Caneum Asia Pacific"), formed in Singapore on December 21, 2006. The condensed consolidated financial statements include 100% of the accounts of Continuum from June 6, 2007, the date of acquisition of the remaining 45% of the outstanding stock. All significant inter-company balances and transactions have been eliminated upon consolidation.
Revenue Recognition
The Company derives its revenue primarily from the sale of services. Revenue is recognized as services are performed in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition. The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. The Company records all expense reimbursements billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with Emerging Issues Task Force (“EITF”) 01-14 “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses.”

Caneum, Inc.
September 30, 2007
Notes to Condensed Consolidated Financial Statements
Segment Reporting
The company has determined that it operates and reports as one single segment.
Customer Concentrations
During the nine months ended September 30, 2007, we had two customers that each accounted for at least 10% of sales. DIRECTV accounted for 25%, and Los Angeles Unified School District accounted for 14% of our revenues for the nine months ended September 30, 2007, respectively. During the nine months ended September 30, 2006, we had three customers that each accounted for at least 10% of sales. Countrywide Financial Corporation accounted for 19%, DIRECTV accounted for 19% and Keane accounted for 21% of revenues. Los Angeles Unified School District and DIRECTV accounted for 26%, and 24% respectively, of our outstanding receivables on September 30, 2007.
Accounts Receivable Policy
The Company grants unsecured credit to its customers and maintains a bad-debt reserve that it reviews periodically for sufficiency based on age of accounts, collection history, and relationship with the client and risk profile. If an accounts receivable is deemed uncollectible, the Company writes it off against the reserves. Accordingly the company increased its reserve allowance by $40,000 for a potentially uncollectable account during the quarter ended September 30, 2007.
Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expenses were approximately $11,610 and $23,321 for the nine months ended September 30, 2007 and 2006, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At September 30, 2007, the Company had minimal amount of cash on deposit in the US with the majority being on deposit in India. At September 30, 2007, the Company was overdrawn on its checking account by $133,958 which has been recorded as a current liability.

Caneum, Inc.
September 30, 2007
Notes to Condensed Consolidated Financial Statements
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
Fair Value of Financial Instruments
At September 30, 2007 and December 31, 2006, management believes that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value because of the short maturity of these financial instruments. Management also believes that the carrying amounts of its notes payable, credit lines and installment loans approximate fair value as of September 30, 2007 and December 31,2006, as they fully mature in less than two years and their interest rates are consistent with current market rates.

Caneum, Inc.
September 30, 2007
Notes to Condensed Consolidated Financial Statements
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
Long-Lived Assets
In accordance with the Statement of Financial Accounting (“SFAS”) No. 144, the carrying value of long lived assets, including property and equipment, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. Accordingly, upon review during the three months ended September 30, 2007, the company recorded an impairment charge of $7,512 to write off the remaining value of internally developed software deemed to have no future value.
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
September 30, 2007
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
At September 30, 2007 and September 30, 2006, the Company had outstanding options to purchase an additional 7,975,590 and 7,042,671 of common shares, respectively that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.
At September 30, 2007 and September 30, 2006, the Company had outstanding warrants to purchase an additional 8,372,469 and 8,493,668 of common shares, respectively that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.
In addition, as of September 30, 2007, the Company could be required to issue additional warrants to purchase up to 611,200 common shares upon future exercise of existing outstanding warrants. At September 30, 2007 and September 30, 2006, the Company had outstanding 3,332,500 and 3,632,500 convertible (1:1) preferred shares that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive. In addition, as of September 30, 2007 and 2006, the Company could be required to issue up to 2,600,000 additional convertible (1:1) preferred shares upon failure to achieve certain adjusted EBITDA targets (Note 6).

Caneum, Inc.
September 30, 2007
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
September 30, 2007
Notes to Condensed Consolidated Financial Statements
In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP addressed an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB. No.5. The guidance in this FSP amends Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, this guidance shall be effective for the financial statements issued for fiscal years beginning December 15, 2006, and interim periods within those fiscal years.
Based on the registration rights agreement in place as of September 30, 2007, our management does not believe this pronouncement will have a material impact on our financial position or results of operations.
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
September 30, 2007
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
Pursuant to the agreement, The Liquid Group received compensation of $5,680 per month through October 31, 2006 that was then reduced to $3,500 per month. The agreement also included mutual indemnification provisions. As of January 30, 2007, the agreement was terminated. The Company paid $0 and $17,550 to The Liquid Group for the nine months ended September 30, 2007, and September 30, 2006, respectively.
Customer
Our Chairman, Mr. Alan Knitowski also serves on the Board of Directors of Vootage, Inc. We provide Vootage with offshore software development resources located at our offices in India. The initial contract amount, entered into and fully earned during the nine months ended September 30, 2007, was $237,000 and a subsequent contract for recurring services in the amount of $45,760 per month was signed in July 2007. This contract expires at the end of 2007. As of September 30, 2007, $143,530 had not been collected and remained in accounts receivable.

Caneum, Inc.
September 30, 2007
Notes to Condensed Consolidated Financial Statements
NOTE 4 — INTANGIBLE ASSETS
On March 28, 2006, and as more fully described in Note 7, the Company acquired Tier One Consulting, Inc. for a purchase price of $2,971,700. In addition to the tangible assets acquired and liabilities assumed, which have been recorded at their fair value, the Company allocated a part of the purchase price of $90,000 to the trademarks and logos, $737,000 to the customer relationships, and $78,000 to the employment agreements of the two principals. These values were calculated based on the discounted net revenues estimated to accrue from each of the identified intangible assets and represent management’s best estimates at the time the transaction occurred. The balance of the purchase price of $1,464,800 was recorded as goodwill. The above allocations were validated by a third party appraiser.
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
The Company acquired a license for a software product for $75,000. The license fee payable is included in accounts payable. Payment is due when sales are made to Caneum’s customers. Since no sales have been made to date, no payments are currently due.

Caneum, Inc.
September 30, 2007
Notes to Condensed Consolidated Financial Statements
Total amortization expense for the nine months ended September 30, 2007 and 2006, was $172,900 and $143,200 respectively. The amortization period for the definite lived intangible assets is 1-5 years.
Intangible assets subject to amortization:

			Accumulated
			Amortization
	Useful	Gross	as of	Unamort.
	Life	Cost	Sept ’07	Balance
Customer contracts & relationships	5 Yrs	$737,000	$221,100	$515,900
Employment contracts	2 Yrs	$78,000	$58,500	$19,500
Licenses	1 Yr	$75,000	$75,000	$—

Continuum customer relationships*	5 Yrs	$92,100	$21,900	$70,200

*	Gross cost of the Continuum customer relationships includes an adjustment of $86,700, during the nine months ended September 30, 2007 as a result of the acquisition of the remaining 45% Minority Interest. Gross cost of the Continuum intangible is initially recorded in Rupees and then translated to US Dollars.
In addition to the intangibles listed above, trademarks for $90,000 were recorded with an indefinite life and no amortization expense.
Future estimated aggregate amortization expense for the years ended December 31, 2007, through December 31, 2011, is as follows:

Fiscal 2007 - Remaining	51,000
Fiscal 2008	173,000
Fiscal 2009	163,000
Fiscal 2010	163,000
Fiscal 2011	53,000
NOTE 5 — INCOME TAX
The income tax provision is based upon management’s review of the Company’s estimated annual income tax rate, including state taxes. The Company expects to record only minimum state taxes for fiscal 2007, as was the case in fiscal 2006. Accordingly, the income tax provision for the three and nine months ended September 30, 2007, and the prior year comparable periods ended September 30, 2006, are based on an allocable portion of state minimum taxes. Our India subsidiary is eligible for tax holidays for non-domestic sales or approximately 90% of total revenue. A provision was made for the 10% portion of their domestic revenue and resultant income subject to Indian tax law.

Caneum, Inc.
September 30, 2007
Notes to Condensed Consolidated Financial Statements
NOTE 6 — BARRON FINANCING
On March 24, 2006, the Company entered into and closed a funding agreement with Barron Partners, LP (“Barron”). Pursuant to the Preferred Stock Purchase Agreement, which set forth the terms of the funding, the Company issued 4,000,000 shares of Series A Preferred Stock to Barron at $0.50 per share for gross proceeds of $2,000,000. The Series A Preferred Stock is convertible into shares of the Company’s common stock on a share-for-share basis, and is subject to adjustment in the event of certain corporate transactions. The Series A Preferred Stock does not accrue dividends nor does it have voting rights. However, the terms of the purchase agreement do prohibit certain corporate amendments without affirmative approval of the holders of the shares of the Series A Preferred Stock then outstanding. The Series A Preferred Shares have a liquation preference to any junior security of $0.50 per share. In addition, if the Company fails to meet certain adjusted EBITDA targets for 2006 or 2007, it has agreed to issue additional shares of Series A Preferred Stock to Barron, not to exceed 2,600,000 shares (Note 12). Pursuant to the agreement with Barron, the Company also issued 4,000,000 A Warrants exercisable at $0.50 per share, 2,000,000 B Warrants exercisable at $1.00 per share, and 2,000,000 C Warrants exercisable at $1.50 per share to acquire common stock. The warrants are exercisable immediately and expire on March 24, 2010. At any time that the average closing sale price of our common stock for a period of twenty consecutive trading days equals or exceeds 200% of the then existing exercise price of the warrants, and provided that a registration statement covering the shares underlying the warrants is available for the resale of the common shares, the Company has the right, upon twenty days written notice to the warrant holders, to call the warrants for cancellation in whole or in part. At closing, the Company paid a $50,000 due diligence fee to Barron.
As placement agent for the funding transaction with Barron, Ascendiant Securities, LLC (“Ascendiant”) received $160,000 in cash at closing and the Company issued to them 60,000 common shares and 160,000 A Warrants, 80,000 B Warrants, and 80,000 C Warrants. The Company has also agreed to issue to Ascendiant warrants equal to 8% of the shares issued to Barron upon any future exercise of the outstanding warrants issued to Barron upon the same terms as the warrants so exercised. If all of the warrants are exercised by Barron, the Company would be obligated to issue a total of 320,000 A Warrants, 160,000 B Warrants, and 160,000 C Warrants to Ascendiant. The Company agreed to register the common shares underlying the warrants and the 60,000 common shares issued to Ascendiant. As of September 30, 2007, the Company has issued warrants for 348,800 common shares to Ascendiant.

Caneum, Inc.
September 30, 2007
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
If the Company fails to maintain the effectiveness of the registration statement during the period through March 24, 2008, it is required to pay liquidated damages to Barron equal to 30,000 shares of common stock for each thirty-day period, or portion thereof, during which the registration statement is not effective. The Company is required to file a post-effective amendment to the registration statement within fifteen trading days after the registration statement is required to be amended. The maximum number of shares issuable as liquidated damages is 240,000 shares. As the Company failed to maintain the effectiveness of the registration statement in May 2007, the Company accrued $74,400 as estimated liquidated damages as of September 30, 2007 (Note 12).
During the year ended December 31, 2006, Barron converted an aggregate of 667,500 shares of Series A Preferred Stock into 667,500 shares of common stock and exercised 360,000 A Warrants for cash of $180,000. No preferred shares were converted and no warrants were exercised during the nine months ended September 30, 2007.

Caneum, Inc.
September 30, 2007
Notes to Condensed Consolidated Financial Statements
NOTE 7 — TIER ONE TRANSACTION
On March 28, 2006, the Company entered into and closed a Stock Purchase Agreement with Tier One Consulting, Inc. (“Tier One”) and its two shareholders, Michael A. Willner and Robert J. Morris, in which the Company acquired all of the outstanding shares of Tier One. The purchase price for the shares of Tier One was $2,971,700, of which $1,375,000 was paid at closing, $1,375,000 of which is payable in two equal installments of $687,500 on the first and second anniversary of the closing, and $13,333 which is payable monthly for two years. The related installment payables have been recorded at present value using a discount rate between 11% and 12% and the related discount will be accreted to interest expense through the payment dates. In addition, the Company deposited $343,750 into a designated bank account for payment toward the first installment and it agreed to reserve a like amount from our bank lines of credit for payment of the first installment, if necessary. The installment payments are subject to adjustment for certain set-offs for any post-closing undisclosed liabilities of Tier One, enforcement of indemnification provisions by Tier One in the agreement, a decline in the EBIT calculation in the Tier One audited financial statements for 2005, or any increase or decrease in the estimated cost of the audit of the Tier One financial statements for 2005. The first anniversary payment was offset by $1,975 and reduced to $685,525. On March 28, 2007, we paid a total of $361,775 to Messrs Willner and Morris, with the balance of the adjusted first anniversary payment payable in installments of $10,000 each per month beginning in April, 2007. The unpaid balance of $215,195 as of September 30, 2007 bears interest at 8% per annum and we have agreed to use our best efforts to continue these payments but it is unlikely that we will be able to repay the balance prior to December 31, 2007. We will need to renegotiate our payment schedule. In addition, it is unlikely that we will be able to pay the $687,500 final installment due March 28, 2008 and will need to renegotiate that debt payment as well. The debt modification is being accounted for on a prospective basis. As a result of the acquisition of all of the outstanding stock of Tier One from its shareholders, Tier One is now a wholly owned subsidiary of the Company. The allocation of the purchase price to the net tangible and intangible assets of TierOne is shown in the table below:

Caneum, Inc.
September 30, 2007
Notes to Condensed Consolidated Financial Statements

Allocated to purchase price:	$2,971,700
Accounts receivable and cash	777,800
Fixed assets	40,200
Trademarks	90,000
Customer contracts & relationships	737,000
Employment contracts	78,000
Less liabilities assumed	(216,100)

Total identifiable assets, net	1,506,900

Remaining balance to goodwill	1,464,800

Caneum, Inc.
September 30, 2007
Notes to Condensed Consolidated Financial Statements
NOTE 8 — CONTINUUM TRANSACTION
On December 29, 2006, we entered into a series of transactions in connection with the acquisition of Continuum Systems Private Limited, an Indian corporation (“Continuum”). Through our wholly owned subsidiary, Caneum Asia Pacific PTE. LTD. (“Caneum Asia Pacific”), formed by us in Singapore on December 21, 2006, we acquired 55% of Continuum on December 31, 2006, and entered into an agreement on December 31, 2006, to acquire the remaining 45% on or before September 30, 2007. At closing we purchased 45% of the outstanding stock of Continuum from Iain Allison, the Director of Strategic Alliances for Continuum, for a total of 446,691 shares of our common stock pursuant to a Stock-for-Stock Exchange Agreement dated December 29, 2006, and we purchased 10% of Continuum’s outstanding stock from Neeraj Sehgal, the Director of IT Solutions for Continuum, for $50,000 and 25,735 shares of our common stock pursuant to a Stock Purchase Agreement dated December 29, 2006. We also agreed to acquire the remaining 45% of the outstanding stock of Continuum from Jesper Lindorff, the Chief Executive Officer of Continuum for 343,750 shares plus a cash payment of $70,000. Of the 343,750 shares, 82,989 shares valued at $56,432 were committed to Jesper Lindorff as of December 31, 2006, and were included with intangible assets acquired as this is where the amounts were ultimately classified upon consummation of the deal. In connection with the Continuum acquisition we issued 34,746 shares for directly related legal services. The remaining 45% of the outstanding stock of Continuum was acquired on June 6, 2007 when Continuum became a wholly owned subsidiary of the Company and was renamed Caneum India Private Limited. However one share is held by Suki Mudan as nominee shareholder but the beneficiary ownership continues to be held by Caneum Asia Pacific Pte Limited. This was a requirement for compliance with Indian regulations which mandate that a company must have a minimum of two (2) shareholders.
As a result of the acquisition, and pursuant to the terms of the acquisition agreements, Suki Mudan, our President, and Gary Allhusen, our Chief Operating Officer, were appointed to serve as directors of Continuum with Mr. Lindorff.
Effective with the closing of the acquisition agreements, we entered into a two-year renewable Marketing Agreement dated December 31, 2006, with Mr. Allison whereby we agreed to compensate him with commissions of 8% on all sales by Continuum up to $2,000,000 that he sources and 10% top line commission on all sales in excess of $2,000,000. We also agreed to provide him with incentive payments of our common stock over the term of our Marketing Agreement. We have agreed to grant him an incentive bonus of 297,794 shares of common stock payable on December 31, 2007, and 248,162 shares payable on December 31, 2008. The incentive bonuses are subject to certain conditions. During the nine months ended September 30, 2007, the Company accrued a stock based bonus of 316,406 shares valued at $161,367. If Continuum fails to generate gross revenue for the twelve-month period ending December 31, 2007, or for the twelve-month period ending December 31, 2008, equal to or greater than the gross revenue generated by Continuum during the twelve-month period ended December 31, 2006, then the number of shares of common stock to be delivered to Mr. Allison for the first and second year payments will be proportionately reduced. Also, if the Marketing Agreement is terminated by us for cause on or before the first or second anniversary of the agreement, any unpaid incentive payment or payments will be forfeited. In the event of certain corporate transactions that result in a change of control of our company, the incentive payments may become immediately due and payable.

Caneum, Inc.
September 30, 2007
Notes to Condensed Consolidated Financial Statements
Also effective with the closing of the acquisition agreements, Continuum entered into a two-year renewable employment agreement with Neeraj Sehgal to continue his services as Director of IT Solutions at an annual base salary of approximately $12,500 and grant him a signing bonus of 25,735 shares of our common stock and 100,000 options under our 2002 Stock Option/Stock Issuance Plan (the “Plan”). The options are exercisable at $0.59 per share and are subject to vesting at the rate of 1/4 of the granted options after one year and 1/48th of the granted options per month thereafter. In addition, we also agreed to provide him with incentive payments of our common stock over the term of the employment agreement. We granted him an incentive bonus of 66,177 shares of common stock payable on December 31, 2007, and 55,147 shares payable on December 31, 2008. During the nine months ended September 30, 2007, the Company accrued a stock based bonus of 70,313 shares valued at $43,594. The incentive bonuses are subject to the same terms as the incentive stock bonuses granted to Mr. Allison above.
On December 31, 2006, Continuum entered into a two-year renewable employment agreement with Jesper Lindorff to continue his services as Chief Executive Officer at an annual base salary of approximately $18,000 and 150,000 options under our Plan. The options are exercisable at $0.59 per share and are subject to vesting at the rate of one-fourth (1/4) of the granted options after one year and 1/48th of the granted options per month thereafter. We granted Burdock Inc., a Saint Vincent & the Grenadines Company, designated by Jesper Lindorff an incentive bonus of 297,794 shares of our common stock payable on December 31, 2007, and 248,162 shares payable on December 31, 2008. During the nine months ended September 30, 2007, the Company accrued a stock based bonus of 316,407 shares valued at $196,172. The incentive bonuses are subject to the same terms as the incentive stock bonuses granted to Mr. Allison above. We also entered into a two-year renewable consulting agreement effective December 31, 2006, with Burdock Inc. at a monthly fee of $3,000 per month as well as $70,000 and 82,989 shares of our common stock. The $70,000 was paid on the closing of the stock swap agreement under Indian regulations in June 2007.

Caneum, Inc.
September 30, 2007
Notes to Condensed Consolidated Financial Statements
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

NOTE 9 — COMMON STOCK TRANSACTIONS
During the nine months ended September 30, 2007, pursuant to the Company’s 2002 Stock Option/Stock Issuance Plan, the Company issued 33,177 shares for services rendered. The value of the services was $18,097.
During the nine months ended September 30, 2007 pursuant to the Company’s 2002 Stock Option/Stock Issuance Plan, the Company committed to issue 21,744 shares for legal services rendered. The value of the shares was $12,500.
During the nine months ended September 30, 2007, the Company issued 260,761 shares of common stock valued at $135,600 for the remaining 45% Minority interest of Continuum Systems.
NOTE 10 — STOCK PLAN
On December 18, 2002, the Company’s Board of Directors and shareholders adopted the 2002 Stock Option/Stock Issuance Plan (the “Plan”). The purpose of the Plan is to provide eligible persons an opportunity to acquire a proprietary interest in the Company and as an incentive to remain in the service of the Company.

Caneum, Inc.
September 30, 2007
Notes to Condensed Consolidated Financial Statements
The Company’s 2002 Stock Option/Stock Issuance Plan was amended effective June 8, 2006, to increase the number of shares authorized under the Plan to 15,000,000 shares. The Plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until December 1, 2010, whichever is earlier. Options that forfeited or canceled are added back into the Plan. At September 30, 2007, a total of 4,845,868 shares of common stock were available for grant under the plan.
The fair value of stock options granted is recognized to expense over the requisite service period. Compensation expense for all employees’ share-based payment awards is recognized using the straight-line single-option method.
The aggregate intrinsic value of options outstanding as of September 30, 2007, was $550 and the aggregate intrinsic value of options exercisable as of September 30, 2007, was $550. The total intrinsic value of options exercised during the nine months ended September 30, 2007, was nil. The intrinsic value of options vested during the nine months ended September 30, 2007 was nil. As of September 30, 2007 there was $1,129,400 of total unrecognized compensation expense related to unvested stock options under the plan. The expense is expected to be recognized over a weighted average period of 0.8 years.
Excluding the warrants issued to Barron and discussed fully in Note 6, the Company had the following warrants outstanding as of September 30, 2007
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
September 30, 2007
Notes to Condensed Consolidated Financial Statements
NOTE 11 — NOTES PAYABLE
Credit Lines
On February 12, 2007, the “Company” and its wholly owned subsidiary, Tier One Consulting, Inc. (“Tier One”), (collectively the “Borrower”) entered into a Business Financing Agreement (the “Credit Agreement”) with Bridge Bank, National Association (the “Lender”) that provides for an accounts receivables backed $1,500,000 revolving line of credit (the “Line of Credit”) with an interest rate of Prime + 1.75%. The effective date of the Credit Agreement was January 24, 2007, and the termination date of the agreement is January 24, 2008, unless terminated earlier by the Lender as provided in the Credit Agreement. Under the Line of Credit, the Lender will make advances (“Advances”) to the Borrower not exceeding the lesser of (i) $1.5M or (ii) 80% of the eligible accounts receivable; provided that at any time the Lender may establish a percentage of eligible accounts receivable greater or lesser than 80%. The Company paid a $15,000 facility fee to the Lender for entering into the Credit Agreement. The Credit Agreement also provides that the Borrower will pay a fee based on a percentage of the amount of the Line of Credit on each anniversary of the Credit Agreement and upon termination of the Credit Agreement by the Borrower within twelve months. The balance outstanding as of September 30, 2007 was $1,595,000. On August 17, 2007, Bridge Bank approved an increase in Caneum’s line of credit to the lesser of 80% of eligible accounts receivable or $2.0M. Caneum paid a $5,000 facility fee for the increase. All other terms remained the same.
As of September 30, 2007, the Company maintained a line of credit Wells Fargo Bank. Under the terms of the agreement there is no collateral for the line and the interest rate is variable in nature. The Company must pay the finance charge every month. The balance outstanding on the line was $90,626 at September 30, 2007, and the interest rate at that time was 8.5%.
As of September 30, 2007, the Company had outstanding $4,930 on a short-term note bearing interest at 8.5% with monthly payments of $2,518 through November 2007.
Installment Loans Payable to Tier One Consulting Principals
As of March 28, 2006, the company had obligations of $1,375,000 to the former principals of Tier One Consulting payable in two equal installments on the first and second anniversary of the closing, and $13,333 payable monthly for two years. In addition, the Company deposited $343,750 into a designated bank account for payment toward the first installment and it agreed to reserve a like amount from our bank lines of credit for payment of the first installment, if necessary. In March 2007, we amended the Tier One acquisition agreement to reduce the amount payable on the first anniversary and to restructure the payment. The first anniversary payment was offset by $1,975 and reduced to $685,525. On March 28, 2007, we paid a total of $361,775 to Messrs Willner and Morris, with the balance of the adjusted first anniversary payment payable in installments of $10,000 each per month beginning April 2007. The unpaid balance of $215,195 as of September 30, 2007 bears interest at 8% per annum and we have agreed to use our best efforts to continue these payments but it is unlikely that we will be able to prepay the balance prior to December 31, 2007. In addition, it is unlikely that we will be able to pay the $687,500 final installment due March 28, 2008 and will need to renegotiate that payment as well. The debt modification is being accounted for on a prospective basis.

Caneum, Inc.
September 30, 2007
Notes to Condensed Consolidated Financial Statements
NOTE 12 — LITIGATION
Barron Litigation
 On or about August 17, 2007, Caneum filed a complaint against Barron Partners LP in the United States District Court for the Southern District of New York. The Complaint alleges that Barron committed numerous material breaches of the Stock Purchase Agreement it entered into with Caneum on or about March 24, 2006, including by engaging in trading activity in Caneum common stock that violates the Stock Purchase Agreement. The Complaint seeks, inter alia, damages, attorneys’ fees, costs, and a declaratory judgment that Barron’s material breaches of the Stock Purchase Agreement excuse Caneum from further performance under the Stock Purchase Agreement. In a letter dated August 9, 2007, Barron demanded that Caneum issue 2,600,000 additional shares of preferred stock to Barron because Caneum did not meet the Adjusted EBITDA goals provided in the Stock Purchase Agreement for the year ended December 31, 2006 as interpreted by Barron. Caneum’s complaint alleges that Barron’s material breaches of the Stock Purchase Agreement excuse Caneum from any obligation to issue additional stock to Barron. Caneum intends to pursue this matter vigorously. Management has frozen the $74,400 registration rights liability based upon the status of the litigation. The registration liability is considered to be adequate.
Barron Partners LP has filed an answer to the complaint filed by Caneum on August 17, 2007, denying the allegations in Caneum’s complaint. Barron also filed a counterclaim alleging breach of contract for failure to meet the adjusted EBITDA goals, Caneum’s failure to maintain the effectiveness of its registration statement, and its failure to maintain a quotation for its stock on the OTC Bulletin Board. Barron is claiming damages in the amount of approximately 2,000,000 shares and an unspecified cash amount. Caneum intends to continue to pursue this matter vigorously.

Caneum, Inc.
September 30, 2007
Notes to Condensed Consolidated Financial Statements
Innofone Litigation
We filed an action in the Superior Court of California, County of Orange, against Innofone on or about November 13, 2006, alleging that Innofone breached its contracts with us by failing to pay approximately $200,000. Innofone then filed counterclaims alleging breach of contract and fraud. We have filed a motion to compel Innofone to comply with its discovery obligations. Innofone’s counsel has filed a motion to withdraw as Innofone’s counsel. Both these motions were heard on August 29, 2007. The Court granted our motion to compel further discovery responses, ordering Innofone to provide further responses within 15 days and issuing sanctions of $650 against Innofone for discovery misconduct. The Court also granted Innofone’s counsel’s motion to withdraw. At a hearing on October 31, 2007, brought by Caneum to seek summary judgment in the Innofone case, Caneum was unsuccessful in seeking a summary judgment; the matter is scheduled for trial on November 29, 2007. Caneum intends to continue to pursue this matter vigorously.
Publishing Concepts, L.P.
On September 27, 2007, we filed a complaint in the District Court of Dallas County, Texas (Case No. 07-11580) against Publishing Concepts, L.P., doing business as PCI for failure to pay an invoice in the amount of $101,734.75 for services rendered to PCI. On October 22, 2007, PCI filed an answer generally denying the allegations contained in our complaint. It also alleged affirmative defenses that we overcharged PCI for the services due to the poor quality of the work performed and that therefore, PCI is due credits or offsets from the fees owed. We intend to pursue this matter vigorously.

Caneum, Inc.
September 30, 2007
Notes to Condensed Consolidated Financial Statements
NOTE 13 — FACILITY LEASE
During the three months ended September 30, 2007, the Company relocated into new premises. The Company executed a 3 year lease for approximately 3,378 square feet of office space located at 3101 West Coast Highway, Suite 400, Newport Beach, California, for an initial term of three years at a monthly rent of approximately $15,000.

Caneum, Inc.
September 30, 2007
Notes to Condensed Consolidated Financial Statements
NOTE 14 — PRIOR PERIOD RESTATEMENT
Explanatory note to September 2006 restatement
During the audit of our condensed consolidated financial statements for the twelve months ended December 31, 2006, several errors were identified that cause us to restate our condensed consolidated financial statements for the three and nine months ended September 30, 2006. We were required to record a beneficial conversion feature charge in the quarter ended September 30, 2006, under the guidance of EITF 00-27. The amount of the beneficial conversion has been accreted as a deemed dividend because the preferred stock is immediately convertible. The value of the beneficial conversion has been reflected as an adjustment to the net loss attributable to common shareholders on our restated Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).
For the period ended September 30, 2006, we recorded an incorrect goodwill amount. This has been rectified in our restated balance sheet. Furthermore we identified certain costs which were direct acquisition costs as well as an overstatement of net book assets acquired that then increased goodwill to the December 31, 2006 amount. For the quarter ended September 30, 2006, we had recorded intangibles, different to our restated amount. Finally, the profit earned by TierOne in 2006 prior to the acquisition has now been correctly eliminated in our restated results for the three and nine months ended September 30, 2006.

Caneum, Inc.
September 30, 2007
Notes to Condensed Consolidated Financial Statements
The results for the three months ended September 30, 2006 have been restated with the following adjustments:

	For the Three Months Ended
	September 30,	Previously	Restatement
	2006	Reported	Adjustment
	As restated
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$2,112,935	$2,127,211	$(14,276)

Cost of revenue	1,571,142	1,575,373	(4,231)

Gross profit	541,793	551,838	(10,045)

Operating expenses	814,590	730,995	83,595

Loss from operations	(272,797)	(179,157)	(93,640)

Interest expense, net	(37,968)	(35,215)	(2,753)

Loss before income tax	(310,765)	(214,372)	(96,393)

Income tax expense	—	—	—

Net loss	$(310,765)	$(214,372)	$(96,393)

Beneficial Conversion Charge upon issuance of Preferred Shares	—	—	—

Net Loss Attributable to Common Stockholders	$(310,765)	$(214,372)	$(96,393)

Net loss per common share	$(0.05)	$(0.03)	$(0.02)

Weighted average number of Common Shares outstanding used in the calculation	6,614,031	6,614,031	—

Caneum, Inc.
September 30, 2007
Notes to Condensed Consolidated Financial Statements
The results for the nine months ended September 30, 2006 have been restated with the following adjustments:

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

Caneum, Inc.
Item 2. Management’s Discussion and Analysis and Plan of Operation
The discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this quarterly report on Form 10-QSB (the “Quarterly Report”) and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2006 (the “2006 Annual Report”), as filed with the Securities and Exchange Commission (“SEC”). In addition to historical information, this discussion and analysis contains forward looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors, including but are not limited to those identified in 2006 Annual Report in the section entitled “Risk of Foreign Operations” and “Competition”.
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
Background
We have two wholly owned operating subsidiaries, Tier One Consulting, Inc., which operates from our Newport Beach, California, offices, and Caneum India Private Limited, formerly Continuum Systems Private Limited, which operates from our offices, located in Gurgaon, Delhi, India, and is owned by our wholly owned holding company formed and located in Singapore, Caneum Asia Pacific PTE LTD. However one share is held by Suki Mudan as nominee shareholder but the beneficiary ownership continues to be held by Caneum Asia Pacific Pte Limited. This was a requirement for compliance with Indian regulations which mandate that a company must have a minimum of two (2) shareholders.
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

Caneum, Inc.
Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to our critical accounting policies during the three and nine months ended September 30, 2007.
We derive our revenue primarily from the sale of services either by our parent or our wholly-owned subsidiaries. Revenue is recognized as services are performed in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” We recognize revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.
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
Results of Operations
Three and Nine months ended September 30, 2007, versus the Three and Nine months ended September 30, 2006
Revenue was $3,127,234 and $2,112,935 for the three months ended September 30, 2007 and 2006, respectively, representing an increase of $1,014,299 or 48% as compared to the same period in the prior year (the “comparable prior year period”).  The Company’s increased marketing effort also resulted in the expansion of several Business Processes and IT Outsourcing contracts.  These contracts are with customers such as DIRECTV and Los Angeles Unified School District and have generated a combined $1,193,000 in revenues during the quarter ended September 30, 2007, and $403,758 in revenues in the comparative prior year period. Caneum India contributed $480,264 of revenue during the three months ended September 30, 2007.
Revenue was $9,118,922 and $4,997,138 for the nine months ended September 30, 2007 and 2006, respectively, representing an increase of $4,121,784 or 82% as compared to the prior year. The Company’s increased marketing effort also resulted in the expansion of several Businesses Processes and IT Outsourcing contracts. DIRECTV and Los Angeles Unified School District and have generated a combined $3,004,264 in revenues during the nine months ended September 30, 2007, and $1,212,203 in revenues in the comparative prior year period. Caneum India contributed $1,337,152 of revenue during the nine months ended September 30, 2007

Caneum, Inc.
Cost of Revenue and Gross Profit
Cost of revenue was $2,604,439 and $1,571,142 for the three months ended September 30, 2007 and 2006, respectively, representing an increase of $1,033,297 or 66%. The increase in absolute dollars was due to the increased sales activity as described in the preceding paragraph.
Cost of revenue was $7,334,629 and $3,684,580 for the nine months ended September 30, 2007 and 2006, respectively, representing an increase of $3,650,049 or 99%. The increase in absolute dollars was due to the increased sales activity as described in the preceding paragraph and is attributable to the inclusion of TierOne Consulting and Continuum Systems costs of revenue.
Our gross margin percentages were 17% and 26% for the three months ended September 30, 2007 and 2006, respectively and 20% and 26% for the nine months ended September 30, 2007 and 2006, respectively. The decrease in the gross margin percentages was a result of three factors: higher commission payments to additional recruiters, a lower proportion of permanent placements (which are typically much higher margins) and a decline in the volume of high margin business with two of our key clients – DIRECTV and Countrywide Financial. An important contributing factor for the comparative reduction in margins is the integration of TierOne Consulting during this period. TierOne Consulting was intrinsically a lower margin business than our applications development business.
Operating Expenses
Operating expenses were $1,329,297 and $814,590 for the three months ended September 30, 2007 and 2006, respectively, representing an increase of $514,707 or 63%. Operating expenses were $3,627,091 and $2,352,912 for the nine months ended September 30, 2007 and 2006, respectively, representing an increase of $1,274,179 or 54%. For the first half of year 2007, our operating expenses increased in absolute dollars but decreased as a percentage of revenues as we better leveraged our existing infrastructure. However, this trend reversed during the three months ended September 30, 2007, as our operating expenses increased in both absolute dollars and as a percentage of our revenues. These increases were primarily due to much higher non recurring legal and accounting fees.
The major components of our operating expenses are as follows:
•	Stock-based compensation expense and expenses paid by stock issuance was $251,505 and $184,681 for the three months ended September 30, 2007 and 2006, respectively. This represents an increase of $66,824 and is principally the result of accruing stock bonuses of $114,727 for India off-set by less use of common stock for services in the U.S. Stock-based compensation expense and expenses paid by stock issuance was $867,720 and $487,066 for the nine months ended September 30, 2007 and 2006, respectively. This represents an increase of $380,654 and is principally the result of accruing stock bonuses in the amount of $401,133 for India, offset by less use of common stock for services in the USA.

Caneum, Inc.
•	U.S. payroll and related expenses were approximately 31% of our operating expenses in 2007 and amounted to $412,224 and $336,058 for the three months ended September 30, 2007 and 2006, respectively. The increase of $76,166 resulted from an increase in our staffing level and less reliance on outside professional services. Payroll and related expenses were approximately 31% of our operating expenses in 2007 and amounted to $1,110,074 and $896,714 for the nine months ended September 30, 2007 and 2006, respectively. The increase of $213,360 was primarily due to the prior year period not fully including some of our senior level staff who became employees following our acquisition of TierOne on March 28, 2006.

•	Legal, Auditing & Accounting and Consulting fees were $320,992 and $54,377 for the three months ended September 30, 2007 and 2006 respectively which was an increase of $266,615. For the nine months ended September 30, 2007 and 2006 these fees were $761,561 and $180.808 respectively. The increase of $580,753 was primarily attributable to an increase in legal costs of $153,909 and an increase in Auditing and Accounting fees of $338,156. The increase in Accounting and Audit fees was a result of the restatement of our quarterly filings for 2006.

•	Our consolidated operating expenses increased significantly as a result of continued growth in revenues and our acquisitions of TierOne and Continuum. Additionally, we expect to incur future non-cash amortization charges as a result of certain intangible assets that we acquired in connection with the TierOne and Continuum acquisition.
Other Income (Expense)
Net other expense was $94,400 and $38,000 for three months ended September 30, 2007 and 2006, respectively. Interest expense increased $28,600 from the prior year period due to increased borrowings in 2007. In addition, the 2007 period included $20,400 of foreign exchange loss due to our wholly owned subsidiary transacting business in currencies other than their functional currency and a $7,500 impairment charge for write-off of a long-lived asset. Other expense was $251,500 and $74,100 for nine months ended September 30, 2007 and 2006, respectively. Interest expense increased $96,500 from the prior year period due to increased borrowings in 2007. In addition, the 2007 period included $73,400 of foreign exchange loss due to our wholly owned subsidiary transacting business in currencies other than their functional currency, and a $7,500 impairment charge for write-off of a long-lived asset.

Caneum, Inc.
Net loss
We incurred a net loss of $919,187 and $310,765 for the three months ended September 30, 2007 and 2006, respectively, and a net loss of $2,206,638 and $1,115,223 for the nine months ended September 30, 2007 and 2006, respectively, as a result of the factors described above.
Liquidity and Capital Resources
Cash and cash equivalents were $91,095 and $335,202 as of September 30, 2007 and December 31, 2006, respectively. The September 30, 2007 amount included $74,600 on deposit in India and held by our wholly-owned subsidiary. At September 30, 2007, our U.S checking account was overdrawn by $133,958, which was recorded as a current liability.
Net cash used in operations was $1,137,320 and $756,189 for the nine months ended September 30, 2007 and 2006, respectively. The increase of $381,131 in cash used by operations was primarily due to the increases in accounts receivable consistent with our revenue growth and to a lesser extent debt servicing expenses. The decline in the margins of our staffing business was also a contributing factor. We have been forced to offset these uses of cash by extending the terms of our accounts payable and payments of our TierOne installment notes payable.
Net cash used in investing activities was $160,773 and $1,355,788 for the nine months ended September 30, 2007 and 2006, respectively. The decrease resulted principally from the acquisition of TierOne in the prior year period. The current year period included $89,300 of acquisition expenditures for the remaining 45% Minority Interest of Continuum.
Net cash provided by financing activities was $1,032,973 for the nine months ended September 30, 2007 compared to $2,481,619 for the nine months ended September 30, 2006. The decrease related principally to the $1,790,000 (net of issuance costs), of Barron’s financing obtained in the prior year period. The current year period includes $1,595,000 from our Bridge Bank line of credit offset by a reduction of $561,606 principal balance of the notes payable to the prior TierOne shareholders.
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

Caneum, Inc.

We have instituted a short term profitability and liquidity enhancement program detailed below:

1.	In October we began implementing expense reductions of approximately $80,000 per month by eliminating non-recurring costs as well as other overhead.

2.	We are seeking to increase the billability of two of our senior management team generating additional gross contribution of approximately $24,000. This has been 50% achieved and we have an opportunity to achieve 100% chargeability by January 2008.

3.	We have in excess of 8 contractor placement opportunities open which will increase our profit and cash flow in the coming months by approximately $19,000 per month

4.	We are being awarded high margin application services projects. We were awarded a contract with a significant customer of $71,000 per month in revenues. In addition we anticipate being the award recipient of a larger, $700,000 project which is up for final approval by a major school district’s board on November 15.

5.	We have a goal to close 2 permanent placements per month. We currently have 6 permanent assignments to fill. This is typically very high margin business for us.

On February 12, 2007, we entered into a Business Financing Agreement with Bridge Bank, National Association that provides for a $1,500,000 revolving line of credit linked tour receivables. As of August 15, 2007, this limit was increased to $2,000,000. In addition, our Caneum India subsidiary is currently negotiating a business line of credit.

We intend to renegotiate or temporarily suspend the payment terms on our installment loan with the former TierOne Consulting principals. Our agreement specifically stated that our installment loan payments were on a ‘best efforts’ basis. As the former principals of TierOne Consulting are integral senior members of our team, it is in our mutual interest to renegotiate the payment terms.

Our action plan is already underway and will be fully implemented by early 2008. In the interim the company has contingency plans to manage its cash outflows. This is normal for our business at this time of year. The modified TierOne Consulting installment payment terms will reduce payments by $20,000 per month through the short term. We have already deferred or capped certain payments such as our legal expenditures.

There is no assurance that our short term profitability plan is achievable. In the event the Company does not achieve profitability and positive cash flow from operations in the near term, the Company will be required to obtain additional funding to continue its operations.

Off-Balance Sheet Arrangements
During the nine months ended September 30, 2007, we did not engage in any off-balance sheet arrangements.
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

Item 3. Controls and Procedures
There were no significant changes in our internal control over financial reporting during our last fiscal quarter ended September 30, 2007, that affected, or are reasonably likely to affect, our internal control over financial reporting.
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
Disclosure Controls and Procedures
With the participation of management, Suki Mudan, our principal executive officer, and Gary Allhusen, our principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation they have concluded that our disclosure controls and procedures are not yet fully effective. Although they have continued to improve, as evidenced by our current timely filings, they still need to be strengthened to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules. During the year, we took various steps to maintain the accuracy of our financial disclosures, and improve company internal controls over financial reporting. Many steps have been implemented. It is our expectation that the implementation of these procedures and systems will assist us in making our disclosure controls and procedures and internal controls over financial reporting effective.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Innofone Litigation
At a hearing on October 9, 2007, brought by Caneum to determine whether it could seek summary judgment in the Innofone case, the Court confirmed that the motion for Summary Judgment will be heard on October 31, 2007. Innofone’s opposition to the motion for summary judgment and Caneum’s reply are due prior to the hearing date. Caneum was unsuccessful in seeking a summary judgment; the matter is scheduled for trial on November 29, 2007. Caneum intends to continue to pursue this matter vigorously.
Barron Litigation
Barron Partners LP has filed an answer to the complaint filed by Caneum on August 17, 2007, denying the allegations in Caneum’s complaint. Barron also filed a counterclaim alleging breach of contract for failure to meet the adjusted EBITDA goals, Caneum’s failure to maintain the effectiveness of its registration statement, and its failure to maintain a quotation for its stock on the OTC Bulletin Board. Barron is claiming damages in the amount of approximately 2,000,000 shares and an unspecified cash amount. Caneum intends to continue to pursue this matter vigorously.
Publishing Concepts, L.P.
On September 27, 2007, Caneum filed a complaint in the District Court of Dallas County, Texas (Case No. 07-11580) against Publishing Concepts, L.P., doing business as PCI for failure to pay an invoice in the amount of $101,734.75 for services rendered to PCI. On October 22, 2007, PCI filed an answer generally denying the allegations contained in Caneum’s complaint. It also alleged affirmative defenses that Caneum overcharged PCI for the services due to the poor quality of the work performed and that therefore, PCI is due credits or offsets from the fees owed. Caneum intends to pursue this matter vigorously.
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

Caneum, Inc.

Date: November 14, 2007	By	/s/ Suki Mudan

Suki Mudan, President (Principal
Executive Officer)

Date: November 14, 2007	By	/s/ Gary Allhusen

Gary Allhusen, Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a) Certification by Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer