Form 10KSB/A
period 2006-12-31
CANEUM INC
filed 2007-12-17
CIK 1118961

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
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑
Documents Incorporated by Reference: None

EXPLANATORY NOTE
We have made revisions to Item 6 “Management Discussion and Analysis or Plan of Operation.” Specifically, we have amended the subsection titled “Critical Accounting Policies” to address the risk of change associated with our estimates or assumptions relation to our impairment policy, especially relating to accounts receivable, goodwill, and other intangible assets.
Also, the certifications required pursuant to Rule 13a-14(a) are included as exhibits with this amended report.
This Amendment No. 1 continues to speak as of the date of the original Form 10-KSB for the year ended December 31, 2006, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-KSB, or modified or updated those disclosures in any way other than as described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-KSB on July 3, 2007.
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
Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties that could cause materially different results under different estimates and assumptions. We believe our critical accounting policies relate to accounts receivable, goodwill and intangible assets and related impairment assessments, and stock-option compensation because they are important to the portrayal of our financial condition or results of operations and they require critical management estimates and judgments about matters that are uncertain.
Accounts Receivable
Given the materiality of our accounts receivable, any change associated with our estimates or assumptions relating to impairment could be material to future financial condition or operating performance. Any estimate or assumption has inherent uncertainty; however based on our current assessment and visibility of our receivables outstanding, we believe the risk of change to our estimates is minimal. However, there is no assurance that future extension of credit will not involve greater uncertainty or susceptibility to change for our estimates and assumptions.
Intangible Assets
Due to the levels of subjectivity and judgment, the nature of our estimates and assumptions regarding the lives of other intangible assets is material. Most of our intangible assets, $905,000, were acquired with our acquisition of Tier One Consulting, Inc. in March 2006. The majority of this amount, $737,000 was assigned to customer contracts and relationships which are being amortized over a five year period. These contracts and relationships are at the foundation of our business from which we hope to grow and add to our business process and information technology outsourcing services. We cannot predict the occurrence of any adverse event that would cause loss of these customers, damage to our relationships or our customers’ inability to retain us. Such an adverse event could cause the fair value of these contracts and relationships to fall below their remaining un-amortized book value which could result in partial or complete impairment of the remaining balance. The only indefinite life intangibles are the trademarks, valued at $90,000, acquired in the Tier One Consulting, Inc. acquisition. Abandonment would most likely result in total impairment.

Goodwill
All of our goodwill, $1,464,805, was created with our acquisition of Tier One Consulting, Inc. in March 2006 which was an addition to our U.S. operations. In December 2006 we entered into a series of transactions in connection with the acquisition of Continuum Systems Private Limited, an Indian corporation, and created a separate reporting unit. All of our goodwill remained with our U.S. reporting unit. We currently see no indication of impairment; however, as with customer contracts and relationships, we cannot predict the occurrence of any adverse event that would cause the fair value of our U.S. reporting unit to fall below its book value. Such an adverse event could cause partial or total impairment of our goodwill.
Stock-Option Compensation
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
We estimated the grant date fair value of stock option awards in 2006 under the provisions of SFAS 123(R) using the Black-Scholes option valuation model with the following critical assumptions:

Expected life in years	4-5
Volatility	71-97%
Risk free rate of return	4.8%
The Black-Scholes option pricing model estimates the calculated value of granted stock options. The use of the option valuation model requires the input of highly subjective assumptions including the expected life and the expected stock price volatility. Accordingly, the use of different estimates and assumptions can have a significant impact on the amount of stock-based compensation that is measured and recognized.
In addition, SFAS 123(R) requires that we recognize compensation expense only for the portion of stock options that are expected to vest. Our assumption of an expected forfeiture rate in determining stock-based compensation expense could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates.
Revenue Recognition
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
During future years, we may seek additional funding to finance future acquisitions. The amount and timing of such capital transactions are not yet known and will depend largely on our operating needs and the cost to acquire new information technology companies. Our ability to secure this additional funding given present market conditions is uncertain, as is the financial effect any such funding may have on our capital structure or operating results. A covenant in our financing agreement with Barron Partners required our company to hit an adjusted EBITDA per share of $0.04 for 2006. In the event our company’s Adjusted EBITDA, as defined in the agreement, for the year ended December 31, 2006, is less than $0.04 per share on a fully-diluted basis, then we would be required to issue to Barron additional Preferred Shares based on the number of Preferred Shares owned by Barron on April 24, 2006. In the event the Company’s Adjusted EBITDA for the year ended December 31, 2006, is less than $0.04 per share on a fully-diluted basis, then the Company shall issue to the Investor additional Preferred Shares based on the number of Preferred Shares owned by the Investor on the Calculation Date (as defined below) equal to the proportional reduction in Adjusted EBITDA. For example if the earnings are $0.038 per share (5% Decline), and the Investor owns 4,000,000 Preferred Shares, then the Company shall issue to the Investor 200,000 additional Preferred Shares. In addition to any adjustment pursuant to the above portion of Section 6.15 of this Agreement, in the event the Company’s Adjusted EBITDA for the year ended December 31, 2007, is less than $0.08 per share on a fully-diluted basis, then the Company shall issue to the Investor additional Preferred Shares based on the number of Preferred Shares owned by the Investor on the Calculation Date (as defined below) equal to the proportional reduction in Adjusted EBITDA. For example if the earnings are $0.076 per share (5% Decline), and the Investor owns 2,000,000 of the Preferred Shares on the Calculation Date, then the Company shall issue to the Investor 100,000 additional Preferred Shares. Adjusted EBITDA results due for 2006 are owed to Barron five days after the 10KSB filing. The status of this adjustment has not been determined at this time. The maximum additional preferred shares that could be issued are 2,600,000 shares. The Preferred shares are convertible 1:1 into common shares.

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
Item 13. Exhibits
The following exhibits are included with this amended report:

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caneum, Inc.
Date: December 17, 2007	By:
Suki Mudan, President
(Principal Executive Officer)