Form 10-K
period 2007-12-31
CANEUM INC
filed 2008-04-14
CIK 1118961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-30874
Caneum, Inc.
(Exact name of Registrant as specified in its charter)

NEVADA	33-0916900

State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

3101 West Coast Highway, Suite 400, Newport Beach, CA	92663

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number, including area code: (949) 273-4000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☑ No ☐ (2) Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant (6,443,405 shares) was $2,158,541, computed by reference to the average bid and asked price of the Common Stock ($0.36) as of April 9, 2008.
At April 9, 2008, there were 9,173,293 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

Forward Looking Statements
The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position, potential growth opportunities, potential operating performance improvements, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “will,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.
Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, changes in the information technology industry; changes in out-sourcing and off-shore operations; a general economic downturn; a further downturn in the securities markets; our early phase of operations; reliance on foreign suppliers and contractors; the inability to locate suitable acquisition targets; the outcome of existing litigation; our ability to continue as a going concern; and other risks and uncertainties. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.
There may also be other risks and uncertainties that we are unable to identify and/or predict at this time or that we do not now expect to have a material adverse impact on our business.
Introductory Comment
Throughout this Annual Report on Form 10-K, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our Company” refer to Caneum, Inc., a Nevada corporation, and its wholly owned subsidiaries.

PART I
ITEM 1. DESCRIPTION OF BUSINESS
Overview and Development
We were incorporated in the State of Nevada on March 1, 2000. We are a global provider of business process and information technology outsourcing services across vertical industries, including technology, energy, government, transportation, financial services, education and healthcare. We provide a suite of business strategy and planning capabilities to assist companies with their outsourcing decisions in the areas of data, network, product development, product maintenance and customer support, and fulfill our services in-house, on-shore, near-shore and off-shore, depending on the business goals and objectives of our global customers. In parallel, we are opportunistically pursuing accretive acquisitions within our core outsourcing service suite in order to broaden our core capabilities, expand our customer base and supplement our organic growth.
Our mission is to push the boundaries of innovation and global competitiveness through the borderless integration of people, process, technology and information. In order to accomplish this, we offer our customers business process outsourcing (BPO) services and information technology outsourcing (ITO) services.
During 2007 we expanded our customer base to more than 80 companies ranging in size from Fortune 500 on the higher end to Silicon Valley startups on the lower end. Two customers each accounted for more than 10% of our revenue. DIRECTV accounted for 29% and Los Angeles Unified School District (LAUSD) accounted for 12%.
Acquisition of Caneum India Private Limited
On December 29, 2006, we entered into a series of transactions in connection with the acquisition of Caneum India Pvt Ltd, an Indian corporation (“Caneum India”). Through our wholly owned subsidiary, Caneum Asia Pacific Pte. Ltd. (“Caneum Asia Pacific”), formed by us in Singapore on December 21, 2006, we acquired 55% of Caneum India on December 31, 2006, and entered into an agreement on December 31, 2006, to acquire the remaining 45% on or before September 30, 2007. At the December 31, 2006 closing we purchased 45% of the outstanding stock of Caneum India from Iain Allison, the Director of Strategic Alliances for Caneum India, for a total of 446,691 shares of our common stock pursuant to a Stock-for-Stock Exchange Agreement dated December 29, 2006, and we purchased 10% of Caneum India’s outstanding stock from Neeraj Sehgal, the Director of IT Solutions for Caneum India, for $50,000 and 25,735 shares of our common stock pursuant to a Stock Purchase Agreement dated December 29, 2006. We also agreed to acquire the remaining 45% of the outstanding stock of Caneum India from Jesper Lindorff, the Chief Executive Officer of Caneum India for 343,750 shares plus a cash payment of $70,000. The remaining 45% of the outstanding stock of Caneum India was acquired on June 6, 2007 when Caneum India became a wholly owned subsidiary of the Company and was renamed Caneum India Private Ltd. However one share is held by Suki Mudan, our President, as nominee shareholder but the beneficiary ownership continues to be held by Caneum Asia Pacific Pte Limited. This was a requirement for compliance with Indian regulations which mandate that a company must have a minimum of two (2) shareholders.

Effective with the closing of the acquisition agreements on December 31, 2006, we entered into a two-year renewable Marketing Agreement dated December 31, 2006, with Mr. Allison whereby we agreed to compensate him with commissions of 8% on all sales by Caneum India up to $2,000,000 that he sources and 10% top line commission on all sales in excess of $2,000,000. We also agreed to provide him with incentive payments of our common stock over the term of our Marketing Agreement. We granted him an incentive bonus of 297,794 shares of common stock on December 31, 2007, and agreed to grant an additional 248,162 shares on December 31, 2008 subject to certain conditions. During the year ended December 31, 2007, the Company expensed a stock-based bonus valued at $105,469 for these incentive stock payments. If Caneum India fails to generate gross revenue for the twelve-month period ending December 31, 2008, equal to or greater than the gross revenue generated by Caneum India during the twelve-month period ended December 31, 2006, then the number of shares of common stock to be delivered to Mr. Allison for the second year payments will be proportionately reduced. Also, if the Marketing Agreement is terminated by us for cause on or before the first or second anniversary of the agreement, any unpaid incentive payment or payments will be forfeited. In the event of certain corporate transactions that result in a change of control of our Company, the incentive payments may become immediately due and payable.
Also effective with the closing of the acquisition agreements, Caneum India entered into a two-year renewable employment agreement with Neeraj Sehgal to continue his services as Director of IT Solutions at an annual base salary of approximately $12,500 and grant him a signing bonus of 25,735 shares of our common stock and 100,000 options under our 2002 Stock Option/Stock Issuance Plan (the “Plan”). The options are exercisable at $0.59 per share and are subject to vesting at the rate of 1/4 of the granted options after one year and 1/48th of the granted options per month thereafter. In addition, we also agreed to provide him with incentive payments of our common stock over the term of the employment agreement. We granted him an incentive bonus of 66,177 shares of common stock on December 31, 2007, and agreed to grant an additional 55,147 shares payable on December 31, 2008 subject to certain conditions. During the year ended December 31, 2007, the Company expensed a stock-based bonus valued at $58,125 for these incentive stock payments. The incentive bonuses are subject to the same terms as the incentive stock bonuses granted to Mr. Allison above.
On December 31, 2006, Caneum India entered into a two-year renewable employment agreement with Jesper Lindorff to continue his services as Chief Executive Officer at an annual base salary of approximately $18,000 and 150,000 options under our Plan. The options are exercisable at $0.59 per share and are subject to vesting at the rate of one-fourth (1/4) of the granted options after one year and 1/48th of the granted options per month thereafter. We granted Burdock Inc., a Saint Vincent & the Grenadines Company, designated by Jesper Lindorff an incentive bonus of 297,794 shares of our common stock on December 31, 2007, and agreed to an additional 248,162 shares payable on December 31, 2008 subject to certain conditions. During the year ended December 31, 2007, the Company accrued a stock based bonus expense valued at $261,562 for these incentive stock payments. The incentive bonuses are subject to the same terms as the incentive stock bonuses granted to Mr. Allison above. We also entered into a two-year renewable consulting agreement effective December 31, 2006, with Burdock Inc. at a monthly fee of $3,000 per month as well as $70,000 and 82,989 shares of our common stock. The $70,000 was paid on the closing of the stock swap agreement under Indian regulations in June 2007.

On December 29, 2006, we entered into and closed a series of transactions in connection with the acquisition of a 55% interest in Caneum India Private Limited. On May 30, 2007, we obtained necessary regulatory approval in India and on June 6, 2007, we acquired the remaining 45% of the stock from Mr. Lindorff for 260,761 additional shares of our common stock and $70,000 in cash.
On March 20, 2007, we also entered into a two year renewable consulting agreement with Burdock Inc., a Saint Vincent & the Grenadines company formed by Mr. Lindorff, at a monthly fee of $3,000 per month as well as a signing bonus of $70,000 in addition to the 82,989 previously issued shares of our common stock. We also granted Burdock Inc, an incentive bonus of 297,794 shares of our common stock paid on December 31, 2007, and 248,162 shares payable on December 31, 2008. The incentive bonuses are subject to the same terms as the incentive stock bonuses granted to Mr. Allison and Mr. Sehgal above.
Caneum India is an approximately 95-person Indian company located in New Delhi (Gurgaon), India. It provides services in four primary areas: Application Services, including development, integration, re-engineering, migration and maintenance; Customer Support, including email, chat and voice; BPO, including technical support, data conversion, and data mining; and E-Service, including web-design, search engine optimization, and e-commerce. Caneum India’s customer base currently includes companies from Sweden, Switzerland, the United Kingdom, Nigeria, India, Mauritius, Indonesia and the United States. We expect its customer base to include additional countries throughout the world over time.
Bridge Bank Financing
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
On August 17, 2007, the line of credit agreement with Bridge Bank was modified by us and Bridge Bank and the line of credit was increased to $2,000,000. We paid a $5,000 facility fee to Bridge Bank for entering into the modified credit agreement. All other terms of the credit agreement remained unchanged.
In April 2008, Bridge Bank renewed the line of credit for another year such that it will make advances to us not exceeding the lesser of (i) $1,500,000 or (ii) 80% of the eligible accounts receivable; provided that at any time the bank may establish a percentage of eligible accounts receivable greater or lesser than 80%. An additional covenant was added upon renewal that states that the company may not deviate more than 15% from its board approved operating projections with respect to net loss/income, to be measured on a quarterly basis beginning with the quarter ended September 30, 2008. We may add back non cash expenses when measuring net income provided however, such non cash expenses shall not exceed $275,000 per quarter. All other terms remained the same.

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
Risks of Foreign Operations
Our global operations may pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address, nor do we have the resources available to fully research and anticipate each potential risk. Our business includes outsourcing of services to foreign countries, particularly India. As a result, we are subject to a number of risks relating to conducting business operations in India and other foreign countries. Because of the relative small size of our Company and the limited resources available to it to investigate the specific applicability of all of the potential risks associated with its off-shore operations, management is not able to specify or quantify all of these risks. This inability to extensively predict the specific risks of foreign operations creates a risk for our Company and its Shareholders in so far as these risks may be realized in unanticipated and unforeseen ways in the future. These risks may be especially apparent in the inability of our Company to dedicate significant resources to pursuing legal recourse in foreign jurisdictions either to defend legal actions by foreign companies or governments, or to protect the rights of Caneum in such countries.
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

To date, we have investigated, conducted due diligence on and engaged in preliminary negotiation with a number of potential target companies in the area of outsourcing services. These companies have included targets in the United States, Canada, Australia, Romania, Pakistan, the Philippines and India. The majority of the companies evaluated did not meet our acquisition criteria and thus negotiations were terminated. However, to date several of the companies did meet our general acquisition criteria and we continue to explore additional opportunities.
Management anticipates that while the Tier One acquisition was a cash-for-stock purchase agreement, future acquisitions would be funded primarily through the issuance of our shares along with a small percentage amount of cash similar to our latest acquisition of Caneum India. The anticipated result of such acquisitions would be to provide additional business process and information technology products and services and/or to augment our current staff. We seek to acquire mature, quality companies with sound financials, intriguing capabilities, a loyal customer base and talented management teams that have a passion for what they are doing and want to continue to run and grow their companies.
We primarily seek to acquire mature, cash flow positive, profitable companies; however, we are also interested in identifying additional growth opportunities that are not currently being addressed within the individual Company’s business plan. We evaluate these opportunities on an individual basis for the potential to infuse additional capital to fund growth.
Selection Criteria for Acquisition Targets
Prospective acquisitions will be selected for their profitability, capability, technology, market position, customer base and management teams. Our current general acquisition criteria consist of targeting private companies with less than $10,000,000 in annual revenues, little or no debt and no cash flow problems. However, we have and will continue to explore acquisitions of companies with revenues as large as $25,000,000, should the right opportunity present itself. We will seek target companies with strong management teams that desire to continue to run and grow their companies and that also have existing products and services with recurrent revenue streams. We will also seek companies with a stable customer base which complements our current outsourcing business.
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

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures may be made available to us through personal contacts of directors, executive officers, stockholders, professional advisors, broker dealers in securities, “finders” or placement agents, venture capital personnel, members of the financial community, attorneys and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers, beneficial owners or our affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals. Our directors and executive officer have not used any particular consultants, advisors or finders on a regular basis to locate potential business opportunities. However, we subscribe to a service offered by Merger Networks and M&A Forum that each supply us with a regular stream of potential acquisition possibilities. Subscriptions to some of these services do not involve any fees, but rather the completion of a simple online profile.
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

Employees
At March 10, 2008, we had 107 employees, including 106 full-time employees. Our corporate headquarters and operations in the United States employ 11 full-time employees, including five (5) senior managers our President, Suki Mudan; our Executive Vice President and Chief Operating Officer, Gary Allhusen; our Vice-President of Finance, Greg Henkel; our two Senior Vice Presidents, Michael Willner and Robert Morris; and 6 other sales, recruiting and administrative personnel. One of our directors, Alan S. Knitowski, provides consulting services on a regular part-time basis. Caneum India includes our Managing Director, Jesper Lindorff, our Director of IT Services Neeraj Sehgal, and 95 other full-time employees consisting of project managers, software engineers and customer support personnel.
ITEM 1A. RISK FACTORS
As a smaller reporting company, we have elected not to provide the disclosure required by this item.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Because we are neither an accelerated filer nor a large accelerated filer, we have elected not to provide the disclosure required by this item.
ITEM 2. DESCRIPTION OF PROPERTY
Our administrative offices, consisting of approximately 2,696 square feet of office space, are located at 3101 West Coast Highway, Suite 400, Newport, Beach, California 92663-4035. We entered into a three-year lease for this space which commenced on September 1, 2007. Monthly lease payment for the space is approximately $14,700.
In India we lease approximately 8,311 square feet of office space at five (5) separate locations for our India operations in Gurgaon, India. The aggregate amount of the monthly lease payments for this space is approximately $8,402. The following table sets forth the locations, square footage, lease expiration dates, and monthly rent for these offices:

	Square	Lease Expiration	Monthly
Location	Footage	Date(1)	Rent(2)
C-22C DLF Super Mart Commercial Complex	2,265	April 20, 2008	$2,502
C-21B DLF Super Mart Commercial Complex	1,316	April 20, 2008	$781
C-12B DLF Super Mart Commercial Complex	2,329	June 3, 2009	$2,168
C-12C DLF Super Mart Commercial Complex	1,790	June 3, 2009	$1,667
C-71D DLF Super Mart Commercial Complex	611	Oct. 14, 2010	$1,284

(1)	Each lease may be terminated by either party during its term upon three months’ notice.

(2)	Monthly rent is paid in India currency. The amounts set forth in this table are in U.S. Dollars at the current exchange rate.

ITEM 3. LEGAL PROCEEDINGS
Innofone Litigation
On November 13, 2006, we filed a complaint in the Superior Court of the State of California for the County of Orange (Case No. 06 CC 11922), against Innofone, Inc. for breach of contract. Innofone filed an answer denying our allegations and claiming specific defenses to our allegations. It also filed a cross-complaint against us for breach of contract and fraud and for declaratory relief. On February 11, 2008, the court in this action granted judgment in our favor against Innofone in the amount of $198,203 and awarded us prejudgment interest in the amount of $27,122. The court also dismissed the cross-complaint previously filed by Innofone against us. We currently believe that we are unlikely to recover any of the amounts owed to the Company, as Innofone appears to no longer be financially viable. However, we continue exploring this matter to determine if there is any benefit to further pursuing a partial or complete recovery from Innofone or any of its surviving entities, merger partners, subsidiaries or affiliates.
Barron Litigation
On or about August 17, 2007, we filed a complaint against Barron Partners LP in the United States District Court for the Southern District of New York. On March 3, 2008, the complaint was voluntarily dismissed by the parties for lack of subject matter jurisdiction in the federal court.
On March 3, 2008, we filed a complaint against Barron Partners in the Superior Court of the State of California, County of Orange (Case No. 30-2008 00103440). The Complaint alleges that Barron committed numerous material breaches of the Stock Purchase Agreement it entered into with us on or about March 24, 2006, including by engaging in trading activity in our common stock that violates the Stock Purchase Agreement. The Complaint seeks, inter alia, damages, attorneys’ fees, costs, a declaratory judgment that Barron’s material breaches of the Stock Purchase Agreement excuse us from further performance under the Stock Purchase Agreement, and the appointment of a receiver to take over and oversee the trading activity in our stock by Barron. In a letter dated August 9, 2007, Barron demanded that we issue 2,600,000 additional shares of preferred stock to Barron because we did not meet the Adjusted EBITDA goals provided in the Stock Purchase Agreement for the year ended December 31, 2006 as interpreted by Barron. Our complaint alleges that Barron’s interpretation of this definition is inconsistent with the definition created specifically for the underlying Stock Purchase Agreement and that they are not entitled to any addition shares of preferred stock. Additionally, our complaint also alleges that Barron’s material breaches of the Stock Purchase Agreement on numerous items excuse us from any obligation to issue additional stock to Barron or to perform under any provision of the outstanding agreement. We intend to pursue this matter vigorously.
On March 17, 2008, Barron Partners filed a complaint against us in the Supreme Court of the State of New York (Case No. 600787/08). The complaint alleges that we did not meet the requirements of the Stock Purchase Agreement with them in regard to the target Adjusted EBITDA value for 2006 and that we are obligated to issue 1,720,000 additional preferred shares to them. The complaint also alleges that because we failed to maintain the effectiveness of our registration statement, we are obligated to issue 240,000 common shares to them. The complaint also seeks judgment requiring us to timely file our reports with the Securities and Exchange Commission. We intend to vigorously defend or seek dismissal of this action.

Publishing Concepts, L.P. Litigation
On September 27, 2007, we filed a complaint in the District Court of Dallas County, Texas (Case No. 07-11580) against Publishing Concepts, L.P., doing business as PCI for failure to pay an invoice in the amount of $101,734.75 for services rendered to PCI. On October 22, 2007, PCI filed an answer generally denying the allegations contained in our complaint. It also alleged affirmative defenses that we overcharged PCI for the services due to the poor quality of the work performed and that therefore, PCI is due credits or offsets for the fees owed. The action is in the discovery phase. We intend to pursue this matter vigorously.
Other Litigation
From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth above, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2007.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our shares were quoted on the OTC Electronic Bulletin Board from July 12, 2004, through May 21, 2007, at which time the quotation was removed for our failure to file our periodic reports in a timely manner. Our common stock is currently quoted on the Pink Sheets and is traded with the trading symbol of “CANM.” The table below sets forth for the periods indicated the high and low sales prices as reported by various private services on the Internet. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2006	First	$1.04	$0.70
	Second	$0.89	$0.60
	Third	$0.81	$0.67
	Fourth	$1.23	$0.55

FISCAL YEAR ENDED DECEMBER 31, 2007	First	$0.75	$0.47
	Second	$0.68	$0.48
	Third	$0.65	$0.42
	Fourth	$0.65	$0.15
Holders
At April 9, 2008, we had 130 shareholders of record as reported to us by our transfer agent. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah, to act as our transfer agent for our common stock.
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
We currently have outstanding a class of preferred stock designated as Series A Preferred Stock. We are not obligated to pay any dividends on the Series A Preferred Stock, but we have agreed that no dividends will be paid by us on the common stock while the Series A Preferred Stock remains outstanding.
Unregistered Sales of Securities
In August 2007, we issued 21,744 shares of our common stock to Stradling Yocca Carlson & Rauth, a law firm which provided legal services to us. These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. The law firm was an accredited investor at the time of the sale. The firm delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the stock certificates representing the shares. The firm represented that it had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. The firm’s representative was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with the stock sale.

Securities Authorized for Issuance under Equity Compensation Plans
See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” regarding information about our equity compensation plans.
Purchases of Equity Securities
There have been no purchased made by or on behalf of our Company or any affiliated purchaser of shares or other units of any class of our equity securities registered pursuant to Section 12 of the Exchange Act.
ITEM 6. SELECTED FINANCIAL DATA
As a smaller reporting company, we have elected not to provide the disclosure required by this item.
ITEM 7. MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our financial statements and related notes thereto as included with this prospectus.
Background
We have two wholly owned operating subsidiaries, Tier One Consulting, Inc., which operates from our Newport Beach, California, offices, and Caneum India Private Limited, formerly Continuum Systems Private Limited, which operates from our offices, located in Gurgaon, Delhi, India, and is owned by our wholly owned holding company formed and located in Singapore, Caneum Asia Pacific Pte. Ltd.
Overview
We are a global provider of business process and information technology outsourcing services across vertical industries, including technology, energy, government, transportation, financial services, education and healthcare. We provide a suite of business strategies and planning capabilities to assist companies with their outsourcing decisions in the areas of data, network, product development, product maintenance and customer support, and fulfill our services in-house, on-shore, near-shore and off-shore, depending on the business goals and objectives of our global customers. In parallel, we are opportunistically pursuing accretive acquisitions within our core outsourcing service suite in order to broaden our core capabilities, expand our customer base and supplement our organic growth.

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
ITO services are comprised of the following: Information Technology Enterprise Software Services, including architecting, integrating, deploying, migrating and maintaining front-end Sales Force Automation (SFA), back-end Enterprise Resource Planning (ERP), case management, expert system and enterprise application software packages; Information Technology Infrastructure Services, including systems administration, database administration, web development, network optimization, infrastructure audits and system architecture; and Product Development, including hardware, firmware and software coding, development and maintenance for existing product lines and next generation product prototyping.
Critical Accounting Policies
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties that could cause materially different results under different estimates and assumptions. We believe our critical accounting policies relate to accounts receivable, goodwill and intangible assets and related impairment assessments, and stock-option compensation because they are important to the portrayal of our financial condition or results of operations and they require critical management estimates and judgments about matters that are uncertain. There were no changes to our critical accounting policies during the year ended December 31, 2007.
Accounts Receivable
Given the materiality of our accounts receivable, any change associated with our estimates or assumptions relating to impairment could be material to future financial condition or operating performance. Any estimate or assumption has inherent uncertainty, however based on our current assessment and visibility of our receivables outstanding, we believe the risk of change to our estimates is minimal. However, there is no assurance that future extension of credit will not involve greater uncertainty or susceptibility to change for our estimates and assumptions.

Intangible Assets
Due to the levels of subjectivity and judgment, the nature of our estimates and assumptions regarding the lives of other intangible assets is material. Most of our intangible assets, $905,000 at December 31, 2007, were acquired with our acquisition of TierOne Consulting, Inc. in March 2006. The majority of this amount, $737,000 was assigned to customer contracts and relationships that are being amortized over a five (5) year period. At December 31, 2007, $479,050 assigned to customer contacts and relationships remained unamortized. These contracts and relationships are at the foundation of our business from which we hope to grow and add to our business process and information technology outsourcing services. We can not predict the occurrence of any adverse event that would cause loss of these customers, damage to our relationships or customer’s inability to retain us. Such an adverse event could cause the fair value of these contract and relationships to fall below their remaining un-amortized book value which could result in partial or complete impairment of the remaining balance. The only indefinite life intangibles are the trademarks, valued at $90,000, acquired in the TierOne Consulting, Inc. acquisition. Abandonment would most likely result in total impairment.
Goodwill
All of our goodwill, $1,464,805 at December 31, 2007, was created with our acquisition of Tier One Consulting, Inc. in March 2006. This acquisition represented an addition to our operations in the United States. In December 2006, we entered into a series of transactions in connection with the acquisition of Caneum India, an Indian corporation and created a separate reporting unit. All of our goodwill remained with our US reporting unit. We currently see no indication of impairment. However, as with customer contracts and relationships; we cannot predict the occurrence of any adverse event that would cause the fair value of our reporting unit in the United States to fall below its book value. Such an adverse event could cause partial or total impairment of our goodwill.
Stock-Option Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) and began recognizing employee option expense on a straight-line basis over the expected service periods.
We estimated the grant date fair value of stock option awards in 2007 under the provisions of SFAS 123(R) using the Black-Scholes option valuation model with the following weighted average critical assumptions:

Expected life in years	4-5
Volatility	90 - 97%
Risk free rate of return	4.5%

The Black-Scholes option pricing model estimates the value of granted stock options. The use of the option valuation model requires the input of highly subjective assumptions including the expected life and the expected stock price volatility. Accordingly, the use of different estimates and assumptions can have a significant impact on the amount of stock-based compensation that is measured and recognized.
In addition, SFAS 123(R) requires that we recognize compensation expense only for the portion of stock options that are expected to vest. Our assumption of an expected forfeiture rate in determining stock-based compensation expense, could affect the stock-based compensation expense recorded if there is a significant difference between actual and estimated forfeiture rates.
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
Cost of Revenues
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
Results of Operations
Year Ended December 31, 2007, versus the Year Ended December 31, 2006
Revenue
Revenue was $11,904,857 and $6,988,283 for the twelve months ended December 31, 2007 and 2006, respectively, representing an increase of $ 4,916,574 or 41% as compared to the same period in the prior year (the “comparable prior year period”). A significant portion of this increase was due to the acquisition of Caneum India at the end of 2006 as well as a full year of operations for Tier One in 2007 compared to nine (9) months of operations for 2006. During the year ended December 31, 2007, we had two customers that each accounted for at least 10% of sales. DIRECTV accounted for approximately 29%, and Los Angeles Unified School District (LAUSD) accounted for approximately 12% of domestic revenues. For the prior year, we had three customers, DIRECTV, Countrywide Financial and Keane, which each accounted for at least 10% of our annual revenue.

Cost of Revenue and Gross Profit
Cost of revenue was $ 9,681,467 and $5,343,193 for the twelve months ended December 31, 2007 and 2006, respectively, representing an increase of $4,338,274, or 45%. The increase in absolute dollars was due to increased sales activity as described in the preceding paragraph. A significant portion of this increase was due to the acquisition of Caneum India at the end of 2006 as well as a full year of operations for Tier One in 2007 compared to nine (9) months of operations for 2006.
Our gross margin percentages were 19% and 24% for the twelve months ended December 31, 2007 and 2006, respectively. The decrease in the gross margin percentages was the result of three factors: higher commission payments to additional recruiters, a lower proportion of permanent placements (which are typically much higher margins) and a decline in the volume of high margin business with one of our key clients, DIRECTV.
Operating Expenses
Operating expenses were $ 4,741,863 and $ 3,570,661 for the twelve months ended December 31, 2007 and 2006, respectively, representing an increase of $1,171,202 or 25%. A significant factor for the increase in operating expenses was related to the costs associated with the restatement of our 2006 quarterly Form 10-QSB filings as well as increased legal expenses. Although operating expenses increased in absolute dollars, such costs decreased as a percentage of our revenues. This percentage decrease was achieved as we are now able to better leverage the cost of our infrastructure which allows us to support our growing revenue base as a result of the TierOne Consulting and Caneum India acquisitions.
The major components of our operating expenses are as follows:
•	Stock-Based Compensation expense and Expenses Paid by Stock Issuance were $981,507 and $657,062 for the twelve months ended December 31, 2007 and 2006, respectively. This represents an increase of $324,445 and principally results from the use of stock bonuses for our India subsidiary service providers, off-set by less use of common stock for services in the United States.

•	US Payroll and Related Expenses, (excluding stock based) was approximately 32% of our operating expenses in 2007 and amounted to $1,519,077 and $1,342,435 for the twelve months ended December 31, 2007 and 2006, respectively. The increase of $176,642 or 13% resulted from the increase in our infrastructure to support and expand our business growth.

•	US Professional Services, including legal, auditing and other consulting services amounted to $872,395 and $283,649 in 2007 and 2006 respectively. The increase of $588,746 is primarily attributable to the restatement of our 2006 quarterly filings and the legal costs associated with litigation against Innofone.com and Barron Partners LP. Partially offsetting this amount in 2007, we reduced our investor relations expenses by $177,336 from the prior year period.

•	Most expenses of our wholly-owned India subsidiary are a direct cost of revenue and are recoded as such. Operating expenses of our India subsidiary, excluding depreciation and amortization, were $343,391 for the year ended December 31, 2007. No expenses were recorded for the prior year period as the acquisition occurred on December 31, 2006.

•	Our consolidated operating expenses increased as a result of continued growth in revenues. Additionally, we expect to continue to incur future non-cash amortization charges as a result of certain intangible assets that we acquired in connection with the TierOne and Caneum India acquisition.
Other Income (Expense)
Other expense, net was $345,137 and $112,315 for the twelve months ended December 31, 2007 and 2006, respectively. Net interest expense increased $144,440 from the prior year period due to increased borrowings in 2007, under our Bridge Bank line of credit. In addition, the 2007 period included $79,604 of foreign exchange loss due to our wholly owned subsidiary transacting business in currencies other than their functional currency. Other net expenses increased $8,778 year over year.
Net loss
We incurred a net loss of $2,966,415 and $2,040,754 for the twelve months ended December 31, 2007 and 2006, respectively, as a result of the factors described above.
Liquidity and Capital Resources
Cash and cash equivalents were $46,280 and $335,202 as of December 31, 2007 and December 31, 2006, respectively.
Net cash used in operations was $513,609 and $1,037,384 for the twelve months ended December 31, 2007 and 2006, respectively. The decrease of $523,775 in cash used by operations was managed by extending accounts payable which increased $722,402 year over year. Also offsetting our operating loss was a $170,632 year over year decrease in accounts receivable, consistent with our focus on reducing our receivable days outstanding. We have continued to offset losses from operations by increases in accounts payable and reduced accounts receivable.
Net cash used in investing activities was $188,915 and $1,246,014 for the twelve months ended December 31, 2007 and 2006, respectively. The decrease resulted principally from the acquisition of TierOne in the prior year period.

Net cash provided by financing activities was $403,677 for the twelve months ended December 31, 2007 compared to $2,518,840 for the twelve months ended December 31, 2006. The current year includes $1,071,728 from our line of credit offset by a reduction of $692,276 principal balance of the notes payable to the prior TierOne shareholders. During 2006, the Company sold 4,000,000 shares of Series A Preferred Stock to Barron Partners, LP at $0.50 per share for gross proceeds of $2,000,000. The Series A Preferred Stock is convertible into shares of the Company’s common stock on a share-for-share basis, and is subject to adjustment in the event of certain corporate transactions. The Series A Preferred Stock does not accrue dividends nor does it have voting rights. The Series A Preferred Shares have a liquidation preference to any junior security of $0.50 per share. In addition, if the Company fails to meet certain adjusted EBITDA targets for 2006 or 2007, it has agreed to issue additional shares of Series A Preferred Stock to Barron, not to exceed 2,600,000 shares. Pursuant to the agreement with Barron, the Company also issued 4,000,000 A Warrants exercisable at $0.50 per share, 2,000,000 B Warrants exercisable at $1.00 per share, and 2,000,000 C Warrants exercisable at $1.50 per share to acquire common stock. The warrants are exercisable immediately and expire on March 24, 2010. At any time that the average closing sale price of our common stock for a period of twenty consecutive trading days equals or exceeds 200% of the then existing exercise price of the warrants, and provided that a registration statement covering the shares underlying the warrants is available for the resale of the common shares, the Company has the right, upon twenty days written notice to the warrant holders, to call the warrants for cancellation in whole or in part. The Company paid a $50,000 due diligence fee to Barron. The company is involved in ongoing litigation with Barron over this financing.
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
We have forecast our cash requirements for 2008. We expect to begin generating positive cash from operations in the second quarter of 2008. With positive cash from operations, an increase in our line of credit due to increased revenue and receivables and future fund raising activities, we expect to have sufficient operating funds to improve our accounts payable position and support our continued operational growth. We are currently working to refinance the second installment related to our Tier One acquisition debt in the amount of $687,500, and we are currently working to negotiate a payment plan to pay this remaining note off over 24 months beginning in May 2008. There is no assurance that management will be successful in its efforts to restructure its debt and achieve positive cash from operations in 2008. Also, in March 2008, in conjunction with our convertible note offering, we converted $200,000 of the principal into a convertible note due in 2010. The principal and accrued interest for this first installment was $219,528 at December 31, 2007.

The net loss for 2007 includes a significant amount of non-recurrent expenses specifically related to legal, accounting, auditing and public filing expenses associated with the resulting restatement of our 2006 quarterly filings and the extended period of time and prolonged difficulties associated with the completion of our 2006 audit. Additionally, the net loss for 2007 includes a significant amount of one-time charges associated with the restatement of the accounting and booking associated with the institutional financing closed with Barron Partners, LP, and the acquisition of TierOne Consulting, Inc., both of which occurred at the end of March 2006
During the second half of 2008, management does not expect to continue to incur cash losses from operations. Additional capital may be required to continue to fund the Company’s operations as it continues to grow. Management plans to bridge such cash shortfalls in 2008, should they occur, by additional fund raising activities from both existing and new investors alike. A $1,000,000 private placement was commenced in March 2008. Further fund raising associated with this private placement was temporarily suspended by the board in March 2008. If necessary, the Company will recommence its effort to raise additional capital to fund operations, and expects that it will be able to obtain additional financing when and as needed in the future, both from insiders, including management and the board, and outsiders, including other interested existing and prospective investors. However, there can be no assurance that management will be successful with these fund raising activities.
We are currently negotiating to restructure the second year anniversary installment payment in the amount of $687,500, initially due March 28, 2008. However, there can be no assurance that we will be successful. Exiting the first quarter of 2008, and based on known business commencing in second quarter of 2008, the Company expects to transition to operating at or better than cash neutral from operations during late second quarter 2008 or early third quarter 2008.
Off-Balance Sheet Arrangements
During the years ended December 31, 2007 and 2006, we did not engage in any off-balance sheet arrangements.
Recent Accounting Pronouncements
In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning January 1, 2007. This pronouncement has had no impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2006 annual consolidated financial statements. This had no impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008, and management estimates that this will have no impact on its consolidated financial statements.
In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP addressed an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB. No. 5. The guidance in this FSP amends Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance became effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, this guidance is effective for the financial statements issued for fiscal years beginning December 15, 2006, and interim periods within those fiscal years.
Based on the registration rights agreement in place as of March 31, 2007, this pronouncement did not have a material impact on our financial position or results of operations.
In February 2007, the FASB issued SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities, which expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its financial statements, and offers an irrevocable option to record the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS is effective for fiscal years beginning on or after November 17, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 141R will have on our consolidated financial position and consolidated results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Caneum, Inc.
We have audited the accompanying consolidated balance sheets of Caneum, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Caneum India Private Limited, an Indian Corporation, a wholly owned subsidiary, which statements reflect total assets of $411,589 and $609,567 as of December 31, 2007 and 2006, respectively, and total revenues of $1,566,877 and $0 for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Caneum India Private Limited, is based solely on the report of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caneum, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred significant cash losses from operations and has an accumulated deficit of $8,776,019 at December 31, 2007. These factors among others raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ LevitZacks
LevitZacks
San Diego, California
April 9, 2008

HEAD OFFICE:
A-6. Maharani Bagh
New Delhi-110065
PH.: 011-41626470-71,
FAX: 011-41328425
e-mail - info@bansalco.com

Report of Independent Registered Public Accounting Firm
To
Board of Director and
Stockholder of Caneum, Inc.
USA
We have audited the accompanying Balance Sheets of Caneum India Private Limited (Formerly known as Continuum Systems Private Limited) a subsidiary of Caneum Inc. USA, as of December 31, 2007 and December 31, 2006 and the related statements of Income and Cash flows for the year ended on December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from any material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.
In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Caneum India Private Limited as of December 31, 2007 and December 31, 2006 and the results of its operations and its Cash flows for the year ended on December 31, 2007 are in conformity with accounting principles generally accepted in the United States of America.
M/S Bansal & Co.
Chartered Accountants
/s/ D.S. Rawat

D.S. Rawat
Partner
Membership No-83030
Place: New Delhi (India)
Date: March 20, 2008

BRANCH OFFICE: 0-7, Maharani Bagh, New Delhi-110065 [INDIA] Phones: 26311192, 26843211 Fax: 91-11-26843073

CANEUM, INC.
Consolidated Balance Sheets
Assets
December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$46,280	$335,202
Accounts receivable, net of allowance of $392,157 and $229,626, respectively	1,559,352	1,840,994
Accounts receivable from related parties net of allowance of $133,852	111,010
Prepaid assets	134,764	57,673
Other current assets	33,202	15,000

Total current assets	1,884,608	2,248,869

LONG TERM ASSETS
Property & equipment, net	193,843	194,373
Intangibles, net	643,555	938,587
Goodwill	1,464,805	1,464,805
Other	32,264	4,592

TOTAL ASSETS	$4,219,075	$4,851,226

See accompanying notes to consolidated financial statements

CANEUM, INC.
Consolidated Balance Sheets
Liabilities and Shareholders’ Equity
December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006

CURRENT LIABILITIES
Accounts payable	$1,552,870	$830,468
Accrued expenses	25,975	67,098
Credit lines	1,231,694	159,966
Accrued payroll and related expenses	248,287	119,556
Deferred revenue	22,880	—
Notes payable	—	61,480
Current portion of installment loans	734,974	785,573
Other current liabilities	90,992	84,522

Total current liabilities	3,907,672	2,108,663

LONG TERM LIABILITIES
Current portion of installment loan reclassifed to non-current (Note 8)	200,000	—
Installment loans, less current portion	17,894	665,862
Other non current liabilities	61,058	51,127

Total liabilities	4,186,624	2,825,652

Minority Interest	—	231,227

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value 20,000,000 shares authorized, 3,332,500 and 3,332,500 shares issued and outstanding (Liquidation preference $1,666,250)	3,332	3,332
Common stock, $0.001 par value 100,000,000 shares authorized, 8,896,368 and 7,918,921 shares issued and outstanding	8,895	7,917
Additional paid-in capital	8,708,827	7,592,702
Accumulated other comprehensive income	87,416	—
Accumulated deficit	(8,776,019)	(5,809,604)

Total shareholders’ equity	32,451	1,794,347

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,219,075	$4,851,226

See accompanying notes to consolidated financial statements

CANEUM, INC.
Consolidated Statements of Operations
And Comprehensive Loss
December 31, 2007 and 2006

	Years Ended
	December 31,	December 31,
	2007	2006

Revenue	$11,904,857	$6,988,283

Cost of revenue	9,681,467	5,343,193

Gross profit	2,223,390	1,645,090

Operating expenses	4,741,863	3,570,661

Loss from operations	(2,518,473)	(1,925,571)

Other income (expense)
Interest income (expense), net	(258,021)	(113,581)
Loss on foreign exchange	(79,604)	—
Other income (loss)	(7,512)	1,266

Total other income (expense)	(345,137)	(112,315)

Minority Interest	(80,352)	—

Loss before income tax	(2,943,962)	(2,037,886)

Income tax expense	(22,453)	(2,868)

Net loss	$(2,966,415)	$(2,040,754)

Beneficial Conversion Charge upon Issuance of Preferred Shares	$—	$755,048

Net Loss Attributable to Common Stockholders	$(2,966,415)	$(2,795,802)

Basic and diluted net loss per common share	$(0.37)	$(0.44)

Weighted average number of Common Shares outstanding used in the calculation	8,117,786	6,332,795

Net loss	$(2,966,415)	$(2,040,754)

Comprehensive Income:
Foreign currency translation adjustment (Note 2)	87,416	—

Comprehensive Loss	$(2,878,999)	$(2,040,754)

See accompanying notes to consolidated financial statements

CANEUM, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2007 and 2006

								Accumulated
	Price per	Series A Convertible,				Additional		Other
	Equity	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Unit	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2005		—	$—	5,386,991	$5,386	$3,394,328	$(3,013,802)	$—	$385,912

Preferred Shares issued in a private placement	$0.50	4,000,000	4,000			1,996,000			2,000,000
Offering costs for Preferred Shares						(210,000)			(210,000)
Beneficial conversion charge upon issuance of preferred shares						755,048	(755048)		—
Shares issued as direct acquisition cost	$0.78			26,633	27	20,750			20,777
Shares issued in a private placement	$0.75			466,671	467	349,537			350,004
Shares issued for services	$0.74			180,521	181	133,267			133,448
Options exercised	$0.55			240,454	240	132,010			132,250
Warrants exercised	$0.50			360,000	360	179,640			180,000
Conversion of Preferred Shares to Common Shares		(667,500)	(668)	667,500	668				—
Stock option compensation expense						523,614			523,614
Shares issued for acquisition	$0.67			590,151	588	392,908			393,496
Liquidated damages for failure to maintain effectiveness of registration statement as of May 2007						(74,400)			(74,400)
Net loss for the year ended December 31, 2006							(2,040,754)		(2,040,754)

Balance at December 31, 2006		3,332,500	$3,332	7,918,921	$7,917	$7,592,702	$(5,809,604)	$—	$1,794,347

Shares issued for services	$0.56			54,921	55	30,542			30,597
Shares issued for bonus	$0.45			661,765	662	299,449			300,111
Shares accrued for bonus	$0.45					125,045			125,045
Shares issued for acquisition	$0.52			260,761	261	135,335			135,596
Stock option compensation expense						525,754			525,754
Net loss through December 31, 2007							(2,966,415)	87,416	(2,878,999)

Balance at December 31, 2007		3,332,500	$3,332	8,896,368	$8,895	$8,708,827	$(8,776,019)	$87,416	$32,451

See accompanying notes to consolidated financial statements

CANEUM, INC.
Consolidated Statements of Cash Flows
December 31, 2007 and 2006

	For the Years Ended
	December 31,	December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,966,415)	$(2,040,754)
Adjustments to reconcile net loss to net cash used in operating activities
Stock option compensation expense	525,754	523,614
Expenses paid by common stock issuances or committed issuances	455,753	133,448
Interest accreted to TierOne installment loans	75,405	100,329
Depreciation and amortization	115,644	25,774
Amortization of acquired intangibles	223,768	202,300
Bad debt expense	189,886	351,279
Minority interest	80,352	—
(Increase) decrease in
Accounts receivable	(61,838)	(877,169)
Prepaid assets and other current assets	(115,407)	163,101
Increase in
Accounts payable and accrued expenses	798,726	286,977
Accrued payroll and related expenses	133,693	93,717
Deferred revenue	22,880	—
Other current liabilities	8,190	—

Net cash used in operating activities	(513,609)	(1,037,384)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of TierOne Consulting, Inc., net of cash acquired	—	(1,338,627)
Cash acquired in acquisition of Continuum		125,254
Cash paid for acquisition of remaining interest of Continuum	(89,286)	—
Purchase of property & equipment	(99,629)	(32,641)

Net cash used in investing activities	(188,915)	(1,246,014)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock and warrants for cash	—	350,004
Issuance of Series A Preferred Shares and warrants for cash, net	—	1,790,000
Payment of debt	(692,276)	(98,378)
Addition to debt	24,225	11,480
Exercise of options	—	132,250
Exercise of warrants	—	180,000
Increase in credit lines	1,071,728	153,484

Net cash provided by financing activities	403,677	2,518,840

Effect of changes in foreign currency exchange rates on cash	9,925	—

Net increase (decrease) in cash and cash equivalents	(288,922)	235,442

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	335,202	99,760

CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,280	$335,202

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$174,730	$26,406

Income taxes paid	$51,232	$2,868
See accompanying notes to consolidated financial statements

CANEUM, INC.
Consolidated Statements of Cash Flows
December 31, 2007 and 2006
(continued)
Supplemental disclosure of Non- Cash Investing and Financing Activities:
During the year ended December 31, 2007, the Company issued 260,761 common shares valued at $135,596 as part of the consideration given for the acquisition of the remaining 45% minority interest of Caneum India Private Limited.
During the year ended December 31, 2006, the Company issued notes with a fair value of $1,449,000 in conjunction with the acquisition of TierOne Consulting.
During the year ended December 31, 2006, the Company issued or committed to issue 26,633 common shares valued at $20,777 for legal services related to the TierOne Consulting acquisition.
During the year ended December 31, 2006, the Company converted 667,500 shares of preferred stock into common stock.
During 2006, in conjunction with the Continuum acquisition, the Company issued 555,415 common shares valued at $373,558 to the selling shareholders.
During 2006, in addition, the Company issued 34,736 common shares valued at $19,939 for legal fees directly related to the Continuum acquisition
During 2006, the Company obtained $75,000 worth of licenses as part of a reseller agreement, which was financed through accounts payable.
In December 2006 the Company issued a note payable in the amount of $50,000 as part of the Caneum India acquisition. The note was subsequently paid in January 2007.
See accompanying notes to consolidated financial statements

CANEUM, INC.
December 31, 2007 and 2006
Notes to Consolidated Financial Statements
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
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tier One Consulting, Inc., from the date of its acquisition of March 28, 2006, and the majority (55%) owned subsidiary, Caneum India Pvt. Ltd., formerly Continuum Systems Private Limited, an Indian corporation (“Continuum”) acquired on December 31, 2006. The remaining 45% of the outstanding stock of Caneum India was acquired on June 6, 2007, when Continuum became a wholly (100%) owned subsidiary of the Company. However one share is held by Suki Mudan, President of Caneum, Inc., as nominee shareholder but the beneficiary ownership continues to be held by Caneum Asia Pacific Pte Limited. This was a requirement for compliance with Indian regulations which mandate that a company must have a minimum of two (2) shareholders. Continuum was renamed Caneum India Private Limited (“Caneum India”). This acquisition of Caneum India occurred through the Company’s wholly owned subsidiary, Caneum Asia Pacific PTE LTD. (“Caneum Asia Pacific”), formed in Singapore on December 21, 2006. The consolidated financial statements include 100% of the accounts of Caneum India from June 6, 2007, the date of acquisition of the remaining 45% of the outstanding stock. All significant inter-company balances and transactions have been eliminated upon consolidation.

CANEUM, INC.
December 31, 2007 and 2006
Notes to Consolidated Financial Statements
Revenue Recognition
The Company derives its revenue primarily from the sale of services. Revenue is recognized as services are performed in accordance with the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. The Company records all expense reimbursements billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with Emerging Issues Task Force (“EITF”) 01-14 “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses.”
Segment Reporting
The Company has determined that it operates and reports as one single segment.
Customer Concentrations
During the year ended December 31, 2007, we had two customers that each accounted for at least 10% of revenue. DIRECTV accounted for approximately 29%, and Los Angeles Unified School District accounted for approximately 12% of our revenues for the year ended December 31, 2007, respectively. During the year ended December 31, 2006, we had three customers that each accounted for at least 10% of revenue. Countrywide Financial Corporation accounted for approximately 21%, DIRECTV accounted for approximately 16%, and Keane accounted for approximately 16% for the year ended December 31, 2006, respectively.
At December 31, 2007 DirecTV accounted for 31%, Vootage.com accounted for 11% and Los Angeles School District for 11% of our total Accounts Receivable.
Accounts Receivable Policy
The Company grants unsecured credit to its customers and maintains a bad-debt reserve that it reviews periodically for sufficiency based on age of accounts, collection history, and relationship with the client and risk profile. If an accounts receivable is deemed uncollectible, the Company writes it off against the allowance. Accordingly the Company increased its allowance for bad debts by $189,886 for potentially uncollectable accounts during the year ended December 31, 2007.
Advertising
The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expenses were approximately $14,583 and $ 24,740 for the years ended December 31, 2007 and 2006, respectively.

CANEUM, INC.
December 31, 2007 and 2006
Notes to Consolidated Financial Statements
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2007, the Company had minimal amount of cash on deposit in the US with the majority being on deposit in India.
Stock-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires all share based compensation payments to be recognized in the financial statements based on their fair value using an option pricing model.
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
Fair Value of Financial Instruments
At December 31, 2007 and 2006, management believes that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these financial instruments. Management also believes that the carrying amounts of its notes payable, credit lines and installment loans approximate fair value as of December 31, 2007 and 2006, as they fully mature in less than two years and their interest rates are consistent with current market rates.

CANEUM, INC.
December 31, 2007 and 2006
Notes to Consolidated Financial Statements
Accounting for Income Taxes
SFAS No. 109, Accounting for Income Taxes, requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Based on the Company’s historical operating results, a 100% valuation allowance has been provided against the Company’s net U.S. deferred tax assets.
Long-Lived Assets
In accordance with SFAS No. 144, the carrying value of long lived assets, including property and equipment, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset.
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
Foreign Currency
Our foreign subsidiary’s functional currency is the Indian Rupee, their local currency. Translation of the subsidiary’s assets and liabilities is at the balance sheet date exchange rate. Translation of shareholders’ equity is at historical rates. Translation of income and expenses is at the average exchange rates for the applicable period. Adjustments from these translations are reflected in our consolidated balance sheet as a separate component of shareholders’ equity.
Transactions gains and losses arising from activities in other than the functional currency are calculated using average exchanges rates for the applicable period and reported in our consolidated statement of operations and comprehensive income (loss) as a non-operating item in each period.

CANEUM, INC.
December 31, 2007 and 2006
Notes to Consolidated Financial Statements
Per Share Data
The Company computes net loss per common share in accordance with SFAS No. 128, Earnings Per Share, and SEC SAB No. 98, Computations of Earnings Per Share. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common shareholders for the period by the weighted average common and dilutive equivalent shares outstanding during the period.
At December 31, 2007 and 2006, the Company had outstanding options to purchase an additional 7,800,796 and 7,522,796 of common shares, respectively that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.
At December 31, 2007 and 2006, the Company had outstanding warrants to purchase an additional 8,372,469 and 8,372,469 of common shares, respectively that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.
In addition, as of December 31, 2007, the Company could be required to issue additional warrants to purchase up to 611,200 common shares upon future exercise of existing outstanding warrants. At December 31, 2007 and 2006, the Company had outstanding 3,332,500 and 3,332,500 convertible (1:1) preferred shares that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive. In addition, as of December 31, 2007 and 2006, the Company could be required to issue up to 2,600,000 additional convertible (1:1) preferred shares upon failure to achieve certain adjusted EBITDA targets (Note 7).
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

CANEUM, INC.
December 31, 2007 and 2006
Notes to Consolidated Financial Statements
New Accounting Pronouncements
In February 2007, the FASB issued SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities, which expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its financial statements, and offers an irrevocable option to record the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS is effective for fiscal years beginning on or after November 17, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations”. SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 141R will have on our consolidated financial position and consolidated results of operations.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 160 will have on our consolidated financial position and consolidated results of operations.
NOTE 3 — GOING CONCERN UNCERTAINTY
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 2007 and 2006 the Company incurred a net loss of $2,966,415 and $2,040,754, respectively, and had negative working capital of $2,023,064 at December 31, 2007. These results raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CANEUM, INC.
December 31, 2007 and 2006
Notes to Consolidated Financial Statements
The net loss for 2007 includes a significant amount of non-recurrent expenses specifically related to legal, accounting, auditing and public filing expenses associated with the resulting restatement of our 2006 quarterly filings and the extended period of time and prolonged difficulties associated with the completion of our 2006 audit. Additionally, the net loss for 2007 includes a significant amount of one-time, expenses associated with the restatement of the accounting associated with the institutional financing closed with Barron Partners, LP, and the acquisition of TierOne Consulting, Inc., both of which occurred at the end of March 2006.
During the second half of 2008, management does not expect to continue to incur cash losses from operations. Additional capital may be required to continue to fund the Company’s operations as it continues to grow. Management plans to bridge such cash shortfalls in 2008, should they occur, by additional fund raising activities from both existing and new investors alike. A $1,000,000 private placement was commenced in March 2008. Further fund raising associated with this private placement was temporarily suspended by the board in March 2008. If necessary, the Company will recommence its effort to raise additional capital to fund operations, and expects that it will be able to obtain additional financing when and as needed in the future, both from insiders including management and the board and outsiders including other interested existing and prospective investors. However, there can be no assurance that management will be successful with these fund raising activities.
We are currently negotiating to restructure the second year anniversary installment payment in the amount of $687,500, initially due March 28, 2008. However, there can be no assurance that we will be successful. Exiting the first quarter 2008, and based on known business commencing in second quarter 2008, the Company expects to transition to operating at or better than cash neutral from operations during late second quarter 2008 or early third quarter 2008. However there can be no assurance that management will be successful with these efforts.
NOTE 4 — RELATED PARTY TRANSACTIONS
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
As of January 30, 2007, the agreement was terminated. The Company paid $0 and $17,550 to The Liquid Group for the years ended December 31, 2007, and 2006, respectively.

CANEUM, INC.
December 31, 2007 and 2006
Notes to Consolidated Financial Statements
Customer
Our Chairman, Alan Knitowski also serves on the Board of Directors and is an investor in Vootage, Inc. We provide Vootage with offshore software development resources located at our offices in India. The initial contract amount, entered into and fully earned during the year ended December 31, 2007, was $237,000 and a subsequent contract for recurring services in the amount of $45,760 per month was signed in July 2007. As of December 31, 2007, $211,010 had not been collected and remained in accounts receivable. The Company has reserved $100,000 against this receivable at December 31, 2007.
Our Chairman, Alan Knitowski and our Vice Chairman, Luan Dang serve on the board and are investors in Trycera Financial. We provided Trycera Financial with IT services of which $33,852 remains unpaid and has been fully reserved at December 31, 2007.
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
On December 31, 2006, and as more fully described in Note 9, the Company acquired 55% ownership of Caneum India for a purchase price of $423,558 plus direct acquisition costs for legal services of $19,939. In addition to the tangible assets acquired and liabilities assumed, which have been recorded at fair value, the Company allocated a part of the purchase price to customer relationships. These values were provided by a third party appraiser. The value of the intangible assets was subsequently decreased by $86,700 upon completion of the acquisition of the remaining 45% of Caneum India on June 6, 2007.
The Company acquired a license for a software product for $75,000. The license fee payable is included in accounts payable. Payment is due when sales are made to Caneum’s customers. Since no sales have been made to date, no payments are currently due.

CANEUM, INC.
December 31, 2007 and 2006
Notes to Consolidated Financial Statements
Total amortization expense for the years ended December 31, 2007 and 2006, was $223,768 and $202,300 respectively. The amortization period for the definite lived intangible assets is 1-5 years.
Intangible assets subject to amortization:

			Accumulated
			Amortization
	Useful	Gross	as of	Unamort.
	Life	Cost	December’07	Balance
Customer contracts & relationships	5 Yrs	$737,000	$257,950	$479,050
Employment contracts	2 Yrs	$78,000	$68,250	$9,750
Licenses	1 Yr	$75,000	$75,000	$—
Caneum India customer relationships*	5 Yrs	$90,900	$26,150	$64,750

*	Gross cost of the Caneum India customer relationships includes a decrease of $86,700, during the year ended December 31, 2007, as a result of the acquisition of the remaining 45% Minority Interest. Gross cost of the Caneum India intangible is initially recorded in Rupees and then translated to US Dollars.
In addition to the intangibles listed above, trademarks for $90,000 were recorded with an indefinite life and no amortization expense.
Future estimated aggregate amortization expense for the years ended December 31, 2008, through December 31, 2011, is as follows:

Fiscal 2008	173,000
Fiscal 2009	164,000
Fiscal 2010	164,000
Fiscal 2011	53,000

CANEUM, INC.
December 31, 2007 and 2006
Notes to Consolidated Financial Statements
NOTE 6 — INCOME TAX
Income tax provision is summarized as follows:

	Year Ended December 31,
	2007	2006
Current:
Federal	$—	$—
State	1,350	2,868
Foreign	21,103	—

	22,453	2,868

Deferred:
Federal	—	—
State	—	—

Income tax provision	$22,453	$2,868

The actual income tax provision differs from the expected tax computed by applying the Federal corporate tax rate of 34% to the loss before income taxes as follows:

	Year Ended December 31,
	2007	2006
Expected Federal income tax benefit	$(973,600)	$(694,000)
Expected State income tax benefit, net	(171,800)	(122,500)
State tax (benefit) expense, net of Federal benefit	1,350	2,868
Foreign tax expense	21,103
Permanent Differences	185,400	201,500
Increase in valuation allowance	960,000	615,000

Income tax provision	$22,453	$2,868

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	12/31/2007	12/31/2006
Deferred tax assets:
Federal and state net operating loss carryforwards	$2,084,000	$1,258,000
Allowances for bad debts	168,000	89,000
Stock option compensation	140,000	85,000
Capital losses in excess of capital gains	55,000	55,000

Total deferred tax assets	2,447,000	1,487,000
Valuation allowance	(2,447,000)	(1,487,000)

Net deferred tax assets	$—	$—

CANEUM, INC.
December 31, 2007 and 2006
Notes to Consolidated Financial Statements
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
At December 31, 2007, the Company has available unused net operating loss carryforwards (NOLs) of approximately $5,210,000 for federal and for state that may be applied against future taxable income and that, if unused, the state NOLs expire beginning in 2010 and the federal NOLs expire beginning in 2020. The Company has the follow year open for audit by the State of California and the Internal Revenue Service.
As of December 31, 2007, we are not under examination by any tax major jurisdiction. The tax years that remain subject to examination by significant jurisdictions are as follows:

U.S. Federal	2003 through the current period;
State of California	2002 through the current period.
Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986.
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. The adoption of FIN 48 did not have an impact on our results of operations or financial condition.
NOTE 7 — BARRON FINANCING
On March 24, 2006, the Company sold 4,000,000 shares of Series A Preferred Stock to Barron Partners, LP at $0.50 per share for gross proceeds of $2,000,000. The Series A Preferred Stock is convertible into shares of the Company’s common stock on a share-for-share basis, and is subject to adjustment in the event of certain corporate transactions. However, Barron Partners, LP (Barron) is limited as to the number of preferred stock and exercisable warrants it may convert in to common stock of the Company. At no time may Barron’s ownership exceed 4.99% of the outstanding common stock of the Company. The Series A Preferred Stock does not accrue dividends nor does it have voting rights. The Series A Preferred Shares have a liquation

CANEUM, INC.
December 31, 2007 and 2006
Notes to Consolidated Financial Statements
preference to any junior security of $0.50 per share. In addition, if the Company fails to meet certain adjusted EBITDA targets for 2006 or 2007, it has agreed to issue additional shares of Series A Preferred Stock to Barron, not to exceed 2,600,000 shares (Note 13). Pursuant to the agreement with Barron, the Company also issued 4,000,000 A Warrants exercisable at $0.50 per share, 2,000,000 B Warrants exercisable at $1.00 per share, and 2,000,000 C Warrants exercisable at $1.50 per share to acquire common stock. The warrants are exercisable immediately and expire on March 24, 2010. At any time that the average closing sale price of our common stock for a period of twenty consecutive trading days equals or exceeds 200% of the then existing exercise price of the warrants, and provided that a registration statement covering the shares underlying the warrants is available for the resale of the common shares, the Company has the right, upon twenty days written notice to the warrant holders, to call the warrants for cancellation in whole or in part. The Company paid a $50,000 due diligence fee to Barron.
As placement agent for the funding transaction with Barron, Ascendiant Securities, LLC received $160,000 in cash at closing and the Company issued to them 60,000 common shares and 160,000 A Warrants, 80,000 B Warrants, and 80,000 C Warrants. The Company has also agreed to issue to Ascendiant warrants equal to 8% of the shares issued to Barron upon any future exercise of the outstanding warrants issued to Barron upon the same terms as the warrants so exercised. If all of the warrants are exercised by Barron, the Company would be obligated to issue a total of 320,000 A Warrants, 160,000 B Warrants, and 160,000 C Warrants to Ascendiant. The Company agreed to register the common shares underlying the warrants and the 60,000 common shares issued to Ascendiant. As of December 31, 2007, the Company has issued total warrants for 348,800 common shares to Ascendiant.
In connection with the closing of this funding transaction on March 24, 2006, the Company entered into a Registration Rights Agreement with Barron and agreed to register the common shares issuable upon conversion of the outstanding shares of the Series A Preferred Stock and the common shares issuable upon exercise of the warrants held by Barron.
In connection with the issuance of the Series A Preferred Stock, we recorded a beneficial conversion charge of $755,048 under the guidance of EITF 00-27. A beneficial conversion charge is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock into which the convertible security can convert at the date of issuance. The consideration allocated to the convertible security was based on the relative fair values of the convertible security, detachable warrants and contingently issuable Preferred Stock. Under the guidance of EITF 98-5, the beneficial conversion charge is limited to the amount allocated to the convertible security. The amount of the beneficial conversion charge has been immediately recognized as a deemed dividend because the preferred stock is immediately convertible. The amount of the beneficial conversion charge has been reflected as an adjustment to the net loss attributable to common shareholders on our Consolidated Statement of Operations and Comprehensive Income (Loss).
The Stock Purchase Agreement for the Series A Preferred Stock also provides that the holders receive additional shares if certain EBITDA targets are not achieved. We will record an additional beneficial conversion charge of $490,781 if the maximum 2,600,000 additional shares of Series A Preferred Stock are issued (Note 13).

CANEUM, INC.
December 31, 2007 and 2006
Notes to Consolidated Financial Statements
If the Company fails to maintain the effectiveness of the registration statement during the period through March 24, 2008, it is required to pay liquidated damages to Barron equal to 30,000 shares of common stock for each thirty-day period, or portion thereof, during which the registration statement is not effective. The Company is required to file a post-effective amendment to the registration statement within fifteen trading days after the registration statement is required to be amended. The maximum number of shares issuable as liquidated damages is 240,000 shares. As the Company failed to maintain the effectiveness of the registration statement in May 2007, the Company accrued $74,000 as estimated liquidated damages as of December 31, 2007 (Note 13).
During the year ended December 31, 2006, Barron converted an aggregate of 667,500 shares of Series A Preferred Stock into 667,500 shares of common stock and exercised 360,000 A Warrants for cash of $180,000. No preferred shares were converted and no warrants were exercised during the year ended December 31, 2007.
NOTE 8 — TIER ONE TRANSACTION
On March 28, 2006, the Company acquired all of the outstanding stock of Tier One Consulting, Inc. The purchase price for the shares of Tier One was $2,971,700, of which $1,375,000 was paid at closing, $1,375,000 of which was to be paid in two equal installments of $687,500 on the first and second anniversary of the closing, and $13,333 which was payable monthly for two years. The related installment payables have been recorded at present value using a discount rate between 11% and 12% and the related discount will be accreted to interest expense through the payment dates. In addition, the Company deposited $343,750 into a designated bank account for payment toward the first installment and it agreed to reserve a like amount from our bank lines of credit for payment of the first installment, if necessary. The installment payments are subject to adjustment for certain set-offs for any post-closing undisclosed liabilities of Tier One, enforcement of indemnification provisions by Tier One in the acquisition agreement, a decline in the EBIT calculation in the Tier One audited financial statements for 2005, or any increase or decrease in the estimated cost of the audit of the Tier One financial statements for 2005. The first anniversary payment was offset by $1,975 and reduced to $685,525. On March 28, 2007, we renegotiated the first anniversary payment and paid a total of $361,775 to Messrs Willner and Morris, with the balance of the adjusted first anniversary payment payable in installments of $10,000 each per month beginning in April, 2007. We discontinued the $10,000 monthly installment payments in October 2007. In March 2008, we converted $200,000 of the remaining principal into a convertible note due in 2010. In accordance with SFAS 6, the Company has reclassified this refinancing effective December 31, 2007 as long term. The unpaid balance of principal and accrued interest prior to the refinancing, was $219,528. The debt modifications are accounted for on a prospective basis.

CANEUM, INC.
December 31, 2007 and 2006
Notes to Consolidated Financial Statements
The final installment of $687,500 initially due March 28, 2008 is currently being negotiated with the expectation of a payment term that is acceptable to both parties. However, as of this date there is no assurance that such an arrangement can be negotiated.
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

NOTE 9 — CANEUM INDIA TRANSACTION
On December 29, 2006, we entered into a series of transactions in connection with the acquisition of Continuum Systems Private Limited, an Indian corporation (“Caneum India”). Through our wholly owned subsidiary, Caneum Asia Pacific PTE. LTD. (“Caneum Asia Pacific”), formed by us in Singapore on December 21, 2006, we acquired 55% of Caneum India on December 31, 2006, and entered into an agreement on December 31, 2006, to acquire the remaining 45% on or before September 30, 2007. On December 31, 2006 we purchased 45% of the outstanding stock of Caneum India from Iain Allison, the Director of Strategic Alliances for Caneum India, for a total of 446,691 shares of our common stock pursuant to a Stock-for-Stock Exchange Agreement dated December 29, 2006, and we purchased 10% of Caneum India’s outstanding stock from Neeraj Sehgal, the Director of IT Solutions for Caneum India, for $50,000 and 25,735 shares of our common stock pursuant to a Stock Purchase Agreement dated December 29, 2006. We also agreed to acquire the remaining 45% of the outstanding stock of Caneum India from Jesper Lindorff, the Chief Executive Officer of Caneum India for 343,750 shares of our common stock plus a cash payment of $70,000. Of the 343,750 shares, 82,989 shares valued at $56,432 were committed to Jesper Lindorff as of December 31, 2006, and were included with intangible assets acquired as this is where the amounts were ultimately classified upon consummation of the acquisition. In connection with the Caneum India acquisition we issued 34,746 shares for directly related legal services. The remaining 45% of the outstanding stock of Caneum India was acquired on June 6, 2007 when Caneum India became a wholly owned subsidiary of the Company and was renamed Caneum India Private Limited. However one share is held by Suki Mudan, President of Caneum, Inc., as nominee shareholder but the beneficiary ownership continues to be held by Caneum Asia Pacific Pte Limited. This was a requirement for compliance with Indian regulations which mandate that a company must have a minimum of two (2) shareholders.

CANEUM, INC.
December 31, 2007 and 2006
Notes to Consolidated Financial Statements
Effective with the closing of the acquisition agreements, we entered into a two-year renewable Marketing Agreement dated December 31, 2006, with Mr. Allison whereby we agreed to compensate him with commissions of 8% on all sales by Caneum India up to $2,000,000 that he sources and 10% top line commission on all sales in excess of $2,000,000. We also agreed to provide him with incentive payments of our common stock over the term of our Marketing Agreement. We granted him an incentive bonus of 297,794 shares of common stock on December 31, 2007, and agreed to grant an additional 248,162 shares on December 31, 2008 subject to certain conditions. During the year ended December 31, 2007, the Company expensed a stock based bonus valued at $105,469 for these incentive stock payments. If Caneum India fails to generate gross revenue for the twelve-month period ending December 31, 2008, equal to or greater than the gross revenue generated by Caneum India during the twelve-month period ended December 31, 2006, then the number of shares of common stock to be delivered to Mr. Allison for the second year payments will be proportionately reduced. Also, if the Marketing Agreement is terminated by us for cause on or before the first or second anniversary of the agreement, any unpaid incentive payment or payments will be forfeited. In the event of certain corporate transactions that result in a change of control of our Company, the incentive payments may become immediately due and payable.
Also, effective with the closing of the acquisition agreements, Caneum India entered into a two-year renewable employment agreement with Neeraj Sehgal to continue his services as Director of IT Solutions at an annual base salary of approximately $12,500 and grant him a signing bonus of 25,735 shares of our common stock and 100,000 options under our 2002 Stock Option/Stock Issuance Plan (the “Plan”). The options are exercisable at $0.59 per share and are subject to vesting at the rate of 1/4 of the granted options after one year and 1/48th of the granted options per month thereafter. In addition, we also agreed to provide him with incentive payments of our common stock over the term of the employment agreement. We granted him an incentive bonus of 66,177 shares of common stock on December 31, 2007, and agreed to grant an additional 55,147 shares payable on December 31, 2008 subject to certain conditions. During the year ended December 31, 2007, the Company expensed a stock based bonus valued at $58,125 for these incentive stock payments. The incentive bonuses are subject to the same terms as the incentive stock bonuses granted to Mr. Allison above.
On December 31, 2006, Caneum India entered into a two-year renewable employment agreement with Jesper Lindorff to continue his services as Chief Executive Officer at an annual base salary of approximately $18,000 and 150,000 options under our Plan. The options are exercisable at $0.59 per share and are subject to vesting at the rate of one-fourth (1/4) of the granted options after one year and 1/48th of the granted options per month thereafter. We granted Burdock Inc., a Saint Vincent & the Grenadines Company, designated by Jesper Lindorff an incentive bonus of 297,794 shares of our common stock on December 31, 2007, and agreed to an additional 248,162 shares payable on December 31, 2008 subject to certain conditions. During the year ended December 31, 2007, the Company expensed a stock based bonus valued at $261,562 for these incentive stock payments. The incentive bonuses are subject to the same terms as the incentive stock bonuses granted to Mr. Allison above. We also entered into a two-year renewable consulting agreement effective December 31, 2006, with Burdock Inc. at a monthly fee of $3,000 per month as well as $70,000 and 82,989 shares of our common stock. The $70,000 was paid on the closing of the stock swap agreement under Indian regulations in June 2007.

CANEUM, INC.
December 31, 2007 and 2006
Notes to Consolidated Financial Statements
The allocation of the initial purchase price purchase price for 55% ownership to the net tangible and intangible assets of Caneum India is shown in the table below:

Acquired identifiable assets:
Accounts receivable and cash	$422,800
Fixed assets	$132,800
Customer relationships	$160,900
Other	$53,900
Less liabilities assumed	$(95,700)

Total identifiable assets, net	$674,700
Minority interest	$(231,200)

Acquisition price	$443,500

The acquisition of the remaining 45% Minority Interest resulted in an adjustment of the carrying value of the customer relationships as follows:

Acquisition of Minority Interest:
Price paid for 45% Minority Interest	$224,900
Book Value of Minority interest	$(311,600)

Adjustment to carrying value of customer relationships	$(86,700)

The breakdown of the Company’s revenue between the United States and foreign operations is as follows:

United States	$10,337,980
Foreign	$1,566,877
Total	$11,904,857
The breakdown of the Company’s long-lived and other assets between the United States and foreign operations is as follows:

	Year 2007	Year 2006
United States	$2,131,269	$2,308,653
Foreign	$203,198	$293,704
Total	$2,334,467	$2,602,357

CANEUM, INC.
December 31, 2007 and 2006
Notes to Consolidated Financial Statements
NOTE 10 — COMMON STOCK TRANSACTIONS
During the year ended December 31, 2007, pursuant to the Company’s 2002 Stock Option/Stock Issuance Plan, the Company issued 54,921 shares for services rendered. The value of the services was $30,597.
During the year ended December 31, 2007, the Company issued 260,761 shares of common stock valued at $135,596 for the remaining 45% Minority interest of Caneum India.
During the year ended December 31, 2007, the Company issued 661,765 shares of common stock as incentive bonuses. The value of the incentive bonuses was $300,111.
During the year ended December 31, 2007, the Company accrued a stock based bonus for 275,736 shares of common stock valued at $125,045.
During the twelve months ended December 31, 2006, the Company issued 180,521 shares for services rendered. The value of the services was $133,448.
During the twelve months ended December 31, 2006, in connection with a private placement, the Company issued 466,671 shares of common stock for cash proceeds totaling $350,004.
During the twelve months ended December 31, 2006, common shares totaling 26,633 were also issued as direct acquisition costs valued at $20,777.
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

CANEUM, INC.
December 31, 2007 and 2006
Notes to Consolidated Financial Statements
NOTE 11 — STOCK PLAN
On December 18, 2002, the Company’s Board of Directors and shareholders adopted the 2002 Stock Option/Stock Issuance Plan (the “Plan”). The purpose of the Plan is to provide eligible persons an opportunity to acquire a proprietary interest in the Company and as an incentive to remain in the service of the Company.
The Company’s 2002 Stock Option/Stock Issuance Plan was amended effective June 8, 2006, to increase the number of shares authorized under the Plan to 15,000,000 shares. The Plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until December 1, 2010, whichever is earlier. Options that forfeited or canceled are added back into the Plan. At December 31, 2007, a total of 4,700,494 shares of common stock were available for grant under the plan.
The fair value of each stock option grant has been estimated on the date of grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	2007	2006
Volatility	90 – 97%	71-91%
Risk free Interest rate	4.5%	4.8%
Expected life of Options	4-5 years	4-5 years
Exercise price	$0.51 – 0.67	$0.59 – 0.83
Dividend yield	0	0
The fair value of stock options granted is recognized to expense over the requisite service period. Compensation expense for all employees’ share-based payment awards is recognized using the straight-line single-option method. Options are initially issued with a 10 year life and normally vest over 1 to 4 years.
The Company used the historical stock price volatility to value stock options under SFAS 123R. The expected term of stock options represents the period of time options are expected to be outstanding and is based on observed historical exercise patterns for the Company which it believes are indicative of future exercise behavior. For the risk free interest rate, the Company utilizes the observed interest rates appropriate for the term of time options are expected to be outstanding. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.
SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company.
The Company accounts for options and warrants granted to non-employees under SFAS No. 123R and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services.” The Company measures the fair value of such options using the Black-Scholes option pricing model at each financial reporting date.

CANEUM, INC.
December 31, 2007 and 2006
Notes to Consolidated Financial Statements
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
A summary of the status of the plan and changes for the periods ended December 31, 2007 and 2006 are presented below:

	2007		2006
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at January 1	7,522,796	0.77	4,636,250	$0.81

Granted	1,869,000	0.56	3,287,000	$0.77

Cancelled/forfeited	(1,526,000)	0.92	(160,000)	$2.36

Exercised	—	—	(240,454)	$0.54

Outstanding at December 31,	7,865,796	0.71	7,522,796	$0.77

Options exercisable at December 31	5,309,398	0.72	4,522,420	0.75

Weighted-average fair value of options granted during the period	$0.39		$0.48
The following table summarizes information about the options outstanding at December 31, 2007

	Options Outstanding			Options Exercisable
	Number	Weighted-Average		Number
Range of	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Exercise Prices	December 31, 2007	Contractual Life	Exercise Prices	December 31, 2007	Exercise Price
$0.00 - $1.00	7,515,796	8.4 years	0.67	4,976,065	$0.66

$1.00 - $2.00	300,000	8.4 years	1.37	283,333	$1.36

$2.00 - $3.00	50,000	7.6 years	2.40	50,000	$2.40

$0.00 - $3.00	7,865,796	7.4 years	0.71	5,309,398	$0.72

The aggregate intrinsic value of options outstanding as of December 31, 2007, was nil and the aggregate intrinsic value of options exercisable as of December 31, 2007, was nil. The total intrinsic value of options exercised during the twelve months ended December 31, 2007, was nil. The intrinsic value of options vested during the twelve months ended December 31, 2007 was nil. As of December 31, 2007 there was $1,012,700 of total unrecognized compensation expense related to unvested stock options under the plan. The expense is expected to be recognized over a weighted average vesting period of 1.3 years.

CANEUM, INC.
December 31, 2007 and 2006
Notes to Consolidated Financial Statements
The following table summarizes information about stock bonus awards:

		Weighted
		Average
	Number of	Grant Date
	Shares	Share Value
Balance at January 1, 2007	1,213,236	$0.62
Granted	-0-	$—
Vested	(661,765)	$0.62
Forfeited	-0-	$—
Balance at December 31, 2007	551,471	$0.62
As of December 31, 2007 there was $112,541 of total unrecognized compensation expense related to unvested common stock awards (Note 9). The expense is expected to be recognized over a weighted average period of 1 year.
Excluding the warrants issued to Barron and discussed fully in Note 7, the Company had the following warrants outstanding as of December 31, 2007
•	50,000 warrants for common shares at $0.75 each. These warrants were issued during 2005 and were fully vested at December 31, 2005. These warrants expire in on October 28, 2008.

•	50,000 warrants for common shares at $1.40 each. These warrants were issued to consultants to the Company and are fully vested. These warrants expire on June 1, 2010.

•	The Company issued 100,667 shares of common stock in a private placement dated October 1, 2005, with accompanying Common Stock Purchase Warrants at the rate of 50% of the shares purchased. Accordingly 50,333 warrants are outstanding related to this common stock. The warrants are exercisable at $1.00 with certain incentive discounts to the exercise price available through December 31, 2009.

•	The Company issued 466,671 shares of common stock in a private placement dated January 2, 2006, with accompanying Common Stock Purchase Warrants at the rate of 50% of the shares purchased. Accordingly 233,336 warrants are outstanding related to this common stock. The warrants are exercisable at $1.00 with certain incentive discounts to the exercise price available through March 31, 2010.

CANEUM, INC.
December 31, 2007 and 2006
Notes to Consolidated Financial Statements
NOTE 12 — NOTES PAYABLE
Credit Lines
On February 12, 2007, the “Company” and its wholly owned subsidiary, Tier One Consulting, Inc. (“Tier One”), (collectively the “Borrower”) entered into a Business Financing Agreement (the “Credit Agreement”) with Bridge Bank, National Association (the “Lender”) that provides for an accounts receivables backed $1,500,000 revolving line of credit (the “Line of Credit”) with an interest rate of Prime + 1.75%. The effective date of the Credit Agreement was January 24, 2007, and the termination date of the agreement is January 24, 2008, unless terminated earlier by the Lender as provided in the Credit Agreement. Under the Line of Credit, the Lender will make advances (“Advances”) to the Borrower not exceeding the lesser of (i) $1,500,000 or (ii) 80% of the eligible accounts receivable; provided that at any time the Lender may establish a percentage of eligible accounts receivable greater or lesser than 80%. The Company paid a $15,000 facility fee to the Lender for entering into the Credit Agreement. The Credit Agreement also provides that the Borrower will pay a fee based on a percentage of the amount of the Line of Credit on each anniversary of the Credit Agreement and upon termination of the Credit Agreement by the Borrower within twelve months. The balance outstanding as of December 31, 2007 was $1,141,230. On August 17, 2007, Bridge Bank approved an increase in Caneum’s line of credit to the lesser of 80% of eligible accounts receivable or $2,000,000. Caneum paid a $5,000 facility fee for the increase. All other terms remained the same. In April of 2008, Caneum renewed the facility for an additional year, but reduced the line to the lesser of 80% of eligible receivables or $1,500,000 and paid a $15,000 facility fee. An additional covenant was added upon renewal that states that the company may not deviate more than 15% from its board approved operating projections with respect to net loss/income, to be measured on a quarterly basis beginning with the quarter ended September 30, 2008. We may add back non cash expenses when measuring net income provided however, such non cash expenses shall not exceed $275,000 per quarter. All other terms remained the same.
At December 31, 2007 the Company had no ability available $0 to borrow under the terms of the Line of Credit.
As of December 31, 2007, the Company maintained a line of credit Wells Fargo Bank. Under the terms of the agreement there is no collateral for the line and the interest rate is variable in nature. The Company must pay the finance charge every month. The balance outstanding on the line was $90,464 at December 31, 2007, and the interest rate at that time was 9.0%.
Installment Loans Payable to Tier One Consulting Principals
As of March 28, 2006, the Company had obligations of $1,375,000 to the former principals of Tier One Consulting payable in two equal installments on the first and second anniversary of the closing, and $13,333 payable monthly for two years. In addition, the Company deposited $343,750 into a designated bank account for payment toward the first installment and it agreed to reserve a like amount from our bank lines of credit for payment of the first installment, if necessary. In March 2007, the parties amended the Tier One acquisition agreement to reduce the amount payable on the first anniversary and to restructure the payment. The first anniversary payment was offset by $1,975 and reduced to $685,525. On March 28, 2007, the Company paid a total of $361,775 to Messrs Willner and Morris, with the balance of the adjusted first anniversary payment payable in installments of $10,000 each per month beginning April 2007. These $10,000 monthly installment payments were

CANEUM, INC.
December 31, 2007 and 2006
Notes to Consolidated Financial Statements
discontinued in October 2007. In March 2008, we converted $200,000 of the remaining principal into a convertible note. The notes are unsecured, bear interest at 10% per annum paid quarterly and mature March 31, 2011. At maturity, the Company will have the right to convert the principal and any unpaid interest into common shares of the Company at the rate of 25% discount to the five-day average closing price of the common stock proceeding the maturity date. In the event of change of control prior to the maturity date, 150% of the principal amount of the note and any unpaid interest will be paid in cash as of the date of the change of control. The unpaid balance of principal and accrued interest prior to the refinancing was $219,528. The debt modifications are accounted for on a prospective basis.
The final installment of $687,500 initially due March 28, 2008 is currently being negotiated with the expectation of a payment term that is acceptable to both parties. However, as of this date there is no assurance that such an arrangement can be negotiated.
NOTE 13 — LITIGATION
Barron Litigation
On or about August 17, 2007, the Company filed a complaint against Barron Partners LP in the United States District Court for the Southern District of New York. The Complaint alleged that Barron committed numerous material breaches of the Stock Purchase Agreement it entered into with the Company on or about March 24, 2006, including by engaging in trading activity in Caneum common stock that violates the Stock Purchase Agreement. The Complaint seeks, inter alia, damages, attorneys’ fees, costs, and a declaratory judgment that Barron’s material breaches of the Stock Purchase Agreement excuse the Company from further performance under the Stock Purchase Agreement. In a letter dated August 9, 2007, Barron demanded that the Company issue 2,600,000 additional shares of preferred stock to Barron because the Company did not meet the Adjusted EBITDA goals provided in the Stock Purchase Agreement for the year ended December 31, 2006 as interpreted by Barron. The Company’s complaint alleges that Barron’s material breaches of the Stock Purchase Agreement excuse the Company from any obligation to issue additional stock to Barron. Management has recorded a $74,400 registration rights liability (Note 7). The Company intends to pursue this matter vigorously.
Barron Partners LP filed an answer to this complaint, denying the allegations in the Company’s complaint. Barron also filed a counterclaim alleging breach of contract for failure to meet the adjusted EBITDA goals, the Company’s failure to maintain the effectiveness of its registration statement, and its failure to maintain a quotation for its stock on the OTC Bulletin Board. Barron is claiming damages in the amount of approximately 2,000,000 shares and an unspecified cash amount. The Company intends to continue to pursue this matter vigorously.

CANEUM, INC.
December 31, 2007 and 2006
Notes to Consolidated Financial Statements
Innofone Litigation
The Company filed an action in the Superior Court of California, County of Orange, against Innofone, Inc. on or about November 13, 2006, alleging that Innofone breached its contracts with us by failing to pay approximately $200,000. Innofone then filed counterclaims alleging breach of contract and fraud. At a hearing on October 31, 2007, brought by the Company to seek summary judgment in the Innofone case, the Company was unsuccessful in seeking a summary judgment; the matter was scheduled for trial on November 29, 2007. On February 11, 2008, the court granted judgment in our favor against Innofone in the amount of $198,203 and awarded us prejudgment interest in the amount of $27,122. The court also dismissed the cross-complaint previously filed by Innofone against us. There is no assurance that the Company will be able to collect on this judgment.
Publishing Concepts, L.P.
On September 27, 2007, the Company filed a complaint in the District Court of Dallas County, Texas, against Publishing Concepts, L.P., doing business as PCI, for failure to pay an invoice in the amount of $101,734.75 for services rendered to PCI by the Company. On October 22, 2007, PCI filed an answer generally denying the allegations contained in the Company’s complaint. It also alleged affirmative defenses that the Company overcharged PCI for the services due to the poor quality of the work performed and that therefore, PCI is due credits or offsets from the fees owed. The Company intends to pursue this matter vigorously.
NOTE 14 — FACILITY LEASE
During the year ended December 31, 2007, the Company relocated into new premises. The Company executed a three year lease for approximately 2,696 square feet of office space located at 3101 West Coast Highway, Suite 400, Newport Beach, California, with initial monthly average rent of approximately $14,700, escalating by 2% in years two and three. The lease facilities in India are for lease terms expiring through 2010. Rent expense for our corporate office in 2006 and 2007 was $25,360 and $109,562 respectively.
Future minimum lease commitments for our Newport Beach corporate office are:

2008	$177,393
2009	$181,447
2010	$138,365
Rent expense for our Caneum India facilities was $143,164 in 2007.
Future minimum lease commitments for our Caneum India offices are:

2008	$78,525
2009	$37,635
2010	$14,246

CANEUM, INC.
December 31, 2007 and 2006
Notes to Consolidated Financial Statements
NOTE 15 — CANEUM INDIA DEFINED BENEFIT PLAN
Caneum India has a defined benefit plan. The cost of providing benefits is determined using the projected unit credit method with actuarial valuation carried out at each balance sheet date. The actuarial gains and losses are accounted for as per US GAAP corridor approach.
(a) Change in benefit obligations:

Projected benefit obligation at January 1, 2007	$31,863
Interest cost	$2,576
Current service cost	$15,520
Actuarial (Gain)	$(2,674)

Projected benefit obligation as of December 31, 2007	$47,285

(b) Net cost for the year ended December 31, 2007 to be charged to the income statement

Current service cost	$15,520
Interest cost	$2,576
Actuarial (Gain)	$(2,674)

Net cost recognized in Income statement	$15,422

(c) Assumptions used in determining projected benefit obligations:

	Jan1, 2007- Mar 31, 2007	Mar 31, 2007- Dec 31, 2007
Discount rate	7.5%	8.0%
Future salary increase	5.0%	5.5%
NOTE 16 — SUBSEQUENT EVENTS
On March 3, 2008, the Company’s action against Barron Partners LP in New York federal court was voluntarily dismissed by the parties for lack of subject matter jurisdiction in the federal court. On March 3, 2008, the Company filed a complaint against Barron Partners in the Superior Court of the State of California, County of Orange. The complaint alleges that Barron committed numerous material breaches of the Stock Purchase Agreement it entered into with the Company on or about March 24, 2006, including by engaging in trading activity in the Company’s common stock that violates the Stock Purchase Agreement. The Complaint seeks, inter alia, damages, attorneys’ fees, costs, a declaratory judgment that Barron’s material breaches of the Stock Purchase Agreement excuse the Company from further performance under the Stock Purchase Agreement, and the appointment of a receiver to take over and oversee the trading activity in the Company’s stock by Barron. In a letter dated August 9, 2007, Barron demanded that the Company issue 2,600,000 additional shares of preferred stock to Barron because the Company did not meet the Adjusted EBITDA goals provided in the Stock Purchase Agreement for the year ended December 31, 2006 as interpreted by Barron. The Company’s complaint alleges that Barron’s material breaches of the Stock Purchase Agreement excuse the Company from any obligation to issue additional stock to Barron.

CANEUM, INC.
December 31, 2007 and 2006
Notes to Consolidated Financial Statements
The Company intends to pursue this matter vigorously. On March 17, 2008, Barron Partners filed a complaint against the Company in the Supreme Court of the State of New York. The complaint alleges that the Company did not meet the requirements of the Stock Purchase Agreement with Barron Partners in regard to the target Adjusted EBITDA value for 2006 and that the Company is obligated to issue 1,720,000 additional preferred shares to them. The complaint also alleges that because the Company failed to maintain the effectiveness of its registration statement, it is obligated to issue 240,000 common shares to Barron Partners. The complaint also seeks judgment requiring the Company to timely file its reports with the Securities and Exchange Commission. The Company intends to vigorously defend or seek dismissal of this action.
In March 2008, we commenced a private offering of convertible promissory notes. The notes are unsecured, bear interest at 10% per annum paid quarterly and mature March 31, 2011. At maturity, the Company will have the right to convert the principal and any unpaid interest into common shares of the Company at the rate of 25% discount to the five-day average closing price of the common stock proceeding the maturity date. In the event of change of control prior to the maturity date, 150% of the principal amount of the note and any unpaid interest will be paid in cash as of the date of the change of control. This offering was suspended by the Board during March 2008.
In March 2008 the Company converted $200,000 of the remaining balance due to Messrs Willner and Morris for the Tier One first installment into a note payable in 2010. In accordance with SFAS 6, the Company has reclassified this refinancing effective December 31, 2007. The final installment of $687,500 initially due March 28, 2008 is currently being negotiated with the expectation of a payment term that is acceptable to both parties. However, as of this date there is no assurance that such an arrangement can be negotiated.
In April of 2008, Caneum renewed the Bridge Bank line of credit for an additional year, but reduced the line to the lesser of 80% of eligible receivables or $1,500,000 and paid a $15,000 facility fee. An additional covenant was added upon renewal that states that the company may not deviate more than 15% from its board approved operating projections with respect to net loss/income, to be measured on a quarterly basis beginning with the quarter ended September 30, 2008. We may add back non cash expenses when measuring net income provided however, such non cash expenses shall not exceed $275,000 per quarter. All other terms remained the same.

CANEUM, INC.
December 31, 2007 and 2006
Notes to Consolidated Financial Statements
NOTE 17 — PRO FORMA BUSINESS COMBINATIONS
Pro forma — Consolidated income statement for the twelve months ending December 31, 2006.
The following table represents the performance of Caneum Inc, TierOne and Caneum India (formerly Continuum Systems) as if the acquisitions had occurred on January 1, 2006.
CANEUM, INC.
Pro forma Income Statement

Twelve months ended
December 31,
2006
(unaudited)
REVENUE	$9,503,000
COST OF REVENUE	6,859,000
GROSS PROFIT	2,644,000
OPERATING EXPENSES	4,276,000

LOSS FROM OPERATIONS	(1,632,000)
TOTAL OTHER INCOME	(140,000)

NET LOSS	(1,772,000)

LOSS PER COMMON SHARE	$(0.26)
WEIGHTED AVERAGE COMMON SHARES	6,929,604

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On December 8, 2006, Haskell & White LLP, resigned as our independent registered public accounting firm. The stated reason for the resignation of Haskell & White was that we no longer met the client profile of their accounting firm. The reports of Haskell & White with respect to our financial statements for the fiscal years ended December 31, 2005 and 2004 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. From December 8, 2003, the date Haskell & White was appointed as our independent auditors, through the date of Haskell & White’s resignation, there were no disagreements between us and Haskell & White on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Haskell & White, would have caused Haskell & White to make reference to the subject matter of the disagreements in connection with its report on our financial statements for such years.
On January 24, 2007, we engaged LevitZacks, Certified Public Accountants, as our new independent registered public accounting firm. During the two most recent fiscal years and through the date of the appointment of LevitZacks, neither we, nor anyone on our behalf, consulted with LevitZacks regarding either (i) the application of accounting principles to a completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, and neither written nor oral advice was provided that was an important factor considered by us in reaching a decision as to accounting, auditing, or financial reporting issues; or (ii) any matter that was the subject of a disagreement or event, as that term is defined in Item 304(a)(1) (iv) of Regulation S-B.
ITEM 9A(T). CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Upon our initial evaluation, our senior management identified several material weaknesses in our disclosure controls and procedures and internal control over financial reporting. We continue to investigate further and to apply compensating procedures and processes, as necessary and within the constraints of our financial means, to ensure the reliability of our financial reporting and are evaluating and intend to adopt measures designed to remediate any weaknesses.
Management is also conducting an evaluation of our corporate governance and internal controls in an effort to improve the quality and transparency of our corporate governance, internal controls, and financial reporting. Such evaluation may take many months to conclude and our ability to implement any improvements in these areas is limited by our human and financial resources.

Disclosure Controls and Procedures
Our controls and procedures are inadequate to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our disclosure controls and procedures are not designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an initial assessment that has not been completed yet, management has determined that the Company’s disclosure controls as of December 31, 2007, were ineffective because of, but not limited to, the material weaknesses discussed below.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Material weaknesses were identified during the audit of our December 31, 2006, financial statements. A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Since 2003 there had been a lack of personnel with sufficient knowledge of US generally accepted accounting principles and SEC reporting requirements to ensure proper and timely evaluation of our financial activities and transactions. There has also been inadequate knowledge by these individuals of the application of certain technical interpretations of certain generally accepted accounting principles. To mitigate this weakness, in April 2007, we hired a full time Vice President of Finance and Accounting to oversee the preparation of the financial statements, SEC reports, and other accounting issues. As a result, our last two SEC filings have been filed on a timely basis.
Management has not conducted a complete evaluation of internal control over financial reporting for the year ended December 31, 2007, but has clearly identified a lack of segregation of duties to be a potential material weakness in internal controls. Lack of segregation of duties is inherent to our company due to the small number of employees.
Our management will continue our efforts to remediate this material weakness through ongoing process improvements and the implementation of enhanced policies, engaging third-party financial and financial system consultants, and improving standards. Accordingly, the material weaknesses have not all been identified and are not yet remediated. No material weaknesses will be considered remediated until the remedial procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively. We cannot be certain that any measures we take will ensure that we implement and maintain adequate controls over our financial reporting processes and that we will remediate the material weakness. Any failure to implement required new or improved controls or to remediate the material weaknesses, or difficulties encountered in their implementation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements, or cause us to fail to meet our reporting obligations.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting which were identified in connection with the evaluation that occurred during the last fiscal quarter of the year ended December 31, 2007, which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Current Management
The following table sets forth the name and ages of, and position or positions held by, our executive officers and directors, and officers and directors of our wholly owned subsidiary, and the employment background of these persons:

			Director
Name	Age	Position(s)	Since	Employment Background
Suki Mudan	59	Director, President & Treasurer	2002	Mr. Mudan has served as our President since August 2002. Previously Mr. Mudan was the COO and Venture Partner of IP Capital Partners in La Jolla, California. From 1998 to 2001 Mr. Mudan was a senior consultant at Nextera Interactive, a technology and management consulting company a subsidiary of Knowledge Universe. In 1985, he founded Comwave Inc., a fax broadcasting company that was acquired by a publicly traded company in 1994. Prior to that Mr Mudan was a consultant with Booz Allen & Hamilton.

Gary D. Allhusen	46	Executive Vice-President & COO	—	Mr. Allhusen has served as our Executive Vice-President since March 2004, and as our COO since June 22, 2006. From 2003 until 2004, Mr. Allhusen was a Director in the Communications Industry Practice with EDS selling and delivering large transformational consulting and outsourcing programs. Mr. Allhusen also set up EDS’ strategic transformational outsourcing practice focused on the business and information technology transformational outsourcing market. From 2000 through January 2003 Mr. Allhusen was a Principal with A. T. Kearney, a high value management consulting firm and subsidiary of EDS.

			Director
Name	Age	Position(s)	Since	Employment Background
Alan S. Knitowski	38	Chairman	2003	Mr. Knitowski has served as our Chairman since June 2003. He has been the President of Alternative Investments for Curo Capital, LLC, since January 2007. From 2000 to 2003 Mr. Knitowski was Co-Founder and Director of Telverse Communications, Inc., a next-generation advanced services ASP focused on wholesale communications services for carriers, service providers and value-added resellers. He has also been Chairman of Trycera Financial, Inc., a company engaged in developing, deploying and marketing semi-custom and customized branded prepaid and stored value card solutions, since 2004. Mr. Knitowski has also served as an advisor to numbers startup companies.

Luan Dang	36	Director & Vice-Chairman	2005	Mr. Dang has served as our Vice-Chairman since June 2005. He has been President of Strategic Investments for Curo Capital LLC since January 2007, and has been Co-Manager of the Curo Capital Appreciation Fund I LLC, since January 2007. He has also been President of Alternative Investments for Trymetris Capital Management LLC, and Co-Manager of the Trymetris Capital Fund I LLC, since January 2007. He has served as Vice Chairman of Trycera Financial, Inc. Mr. Dang was a director of engineering for Cisco Systems from November 2000 until February 2005.

Robert F. Mitro	67	Director	2003	Mr. Mitro was retired from October 2002 through 2005. In December 2005, Mr. Mitro was elected to the board of directors of STEP Communications which is a noise elimination and voice separation acoustics software technology company. Since January 2004, he has also been the Chairman of the board for Windspring, Inc. (formerly Zentronix Pty Limited (Australia)), which has introduced an innovative data miniaturization software technology to supersede traditional compression technology for wireless, digital mapping and high speed storage and search applications. From February 2005 to March 2007, Mr. Mitro also assumed the WindSpring CEO position.

Avtar Singh Ranshi	60	Director	2003	Dr. Ranshi has been a director of Spotform, PLC, an English limited liability company engaged in the car and van rental business, since 1991.

Greg Henkel	49	Vice-President of Finance & Accounting	—	Mr. Henkel has served as our Vice-President of Finance and Accounting since August 2007. From August 2006 through August 2007 he was employed by Tatum, LLC, an interim accounting and financial solutions company. From July 2004 through June 2006, Mr. Henkel was controller for HiEnergy Technologies, Inc., a government contracted research and development company. From September 2001 until June 2004 he was Vice-President of Finance for GetDevice Technology, Inc.

			Director
Name	Age	Position(s)	Since	Employment Background
Darrel Cox	42	Vice-President of Strategic Accounts	—	Mr. Cox has served as our Vice-President of Strategic Accounts since December 2007. From September 2006 through November 2007 Mr. Cox was employed as Vice-President of Business Development for JBA LLC, an IT staff augmentation, consulting and offshore development company. From January 2006 through September 2006 he was CEO and co-founder of TMV Inc., a business consulting firm. From April 2002 until January 2006 he was employed as a Senior Program Director for Insureworx, a management and services delivery company.

Michael A. Willner	53	Senior Vice-President	—	Mr. Willner has served as our Senior Vice-President since March 2006. He has served as President of Tier One Consulting, Inc., our wholly owned subsidiary, since March 2003. From January 2002 until January 2003 he was employed as Senior Vice-President of Sertan, a software company.

Robert J. Morris	38	Senior Vice-President	—	Mr. Morris has served as our Senior Vice-President since March 2006. He has served as Vice-President and Chief Financial Officer of Tier One Consulting, Inc., our wholly owned subsidiary, since March 2003.

Jesper Lindorff	36	CEO of Caneum India Pvt Ltd	—	Mr. Lindorff has served as the chief executive officer and a Director of the Board of Caneum India Pvt Ltd, formerly Continuum Services Pvt Ltd, since April 2002.

Neeraj Sehgal	35	CTO of Caneum India Pvt Ltd	—	Mr. Sehgal has served as the chief technical officer of Caneum India Pvt Ltd, formerly Continuum Services Pvt Ltd, since April 2002.
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

Section 16(a) Beneficial Ownership Reporting Compliance
The following table identifies each person who, at any time during the fiscal year ended December 31, 2007, was a director, officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

		Number of
		Transactions Not
	Number of Late	Reported on a	Reports Not
Name	Reports	Timely Basis	Filed
Greg C. Henkel	1	1	0
Avtar Ranshi	1	1	0
Heather J. Jeanblanc	1	1	0
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
Overview of Director Nominating Process
We do not have a standing Nominating Committee; recommendations for candidates to stand for election as directors are made by the Board of Directors. Our current policy is to permit security holders to recommend candidates for election as directors and to provide for a process for stockholders to send other communications to the Board of Directors. Stockholders may send communications to the Board of Directors by contacting our President, Mr. Mudan, in one of the following ways:
•	In writing at 3101 West Coast Highway, Suite 400, Newport, Beach, CA 92663-4001;

•	By e-mail at suki@caneum.com
The President will submit each nomination or communication received to the Board of Directors at the next regular meeting. At such meeting the Board will consider such director candidates recommended by security holders.
Audit Committee Financial Expert
In August 2003, our board created an Audit Committee and a Compensation Committee. Luan Dang and Dr. Avtar Singh Ranshi currently serve on each committee as independent directors. Mr. Dang is chair of the Compensation Committee and Dr. Ranshi is chair of the Audit Committee. Our board of directors has determined that we do not have an audit committee financial expert serving on our Audit Committee. Our board is currently considering the need for an audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation Summary
The following table sets forth the compensation of the named executive officers for each of the two fiscal years ended December 31, 2007 and 2006:
Summary Compensation Table

			Stock	Option	All Other
Name and		Salary	Bonus	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)
Suki Mudan, CEO	2007	$120,000		$36,668	$17,278	$173,946
	2006	$120,000	0	$9,167	$17,528	$146,695
Alan S. Knitowski,	2007	$120,000		$36,668	$17,278	$173,946
Chairman	2006	$120,000	0	$9,167	$17,528	$146,695
Gary D. Allhusen, COO &	2007	$154,846		$29,252	$17,278	$166,580
Executive Vice-President	2006	$120,000	0	$61,375	$17,528	$198,903
Michael A. Willner, Senior	2007	$120,000		$110,252	$17,278	$247,580
Vice-President	2006	$108,000	0	$110,252	$12,134	$230,386
Robert J. Morris, Senior	2007	$120,000		$110,252	$17,278	$247,580
Vice-President	2006	$108,000	0	$110,252	$12,134	$230,386
During 2006 we granted stock bonuses under our 2002 Stock Option/Stock Issuance Plan to Messrs Mudan, Knitowski, and Allhusen pursuant to our employment agreements with these individuals. On September 29, 2006, we granted 125,000 options each to Messrs Mudan and Knitowski. On June 22, 2006, we granted 250,000 options to Mr. Allhusen. On March 28, 2006, we granted 1,000,000 options each to Messrs Willner and Morris. The value of these option grants was the 2006 compensation charge dollar amount recognized for financial statement reporting purposes. In addition to the base salaries and stock bonuses paid to the named executive officers, we also provided employee benefit packages to each party consisting of medical, dental, and vision insurance coverage, a 401k plan with no matching amounts, short and long term disability insurance coverage, and life insurance coverage for $50,000.
On October 28, 2003, our Compensation Committee approved employment agreements with Suki Mudan, our President, and Alan S. Knitowski, our Chairman. The following description sets forth the material individual terms of these agreements:
•	Suki Mudan. The initial period of the employment agreement for Mr. Mudan expired on March 31, 2008; thereafter, Mr. Mudan has remained as an “at will” employee under the same terms as provided in his expired employment agreement. Nevertheless, because he notified us in writing prior to March 31, 2008, that he was willing to negotiate in good faith to enter into a new employment agreement, we have agreed to pay him a bonus of $60,000, payable in cash or common stock, pursuant to the terms of his employment agreement. He devotes 100% of his business time to the business of our company. His base salary is $120,000 per annum. He received options to purchase 1,000,000 shares at $.55 per share as additional compensation for entering into the agreement. All of these options have vested and are available for exercise. On October 26, 2004, the Compensation Committee granted 13,065 restricted shares to Mr. Mudan as a performance bonus for 2004. These shares vested on January 2, 2005. On November 16, 2005, the Compensation Committee granted 59,155 restricted shares to Mr. Mudan as a performance bonus for 2005. These shares vested on January 2, 2006.

•	Alan S. Knitowski. The initial period of the employment agreement for Mr. Knitowski expired on March 31, 2008; thereafter, Mr. Knitowski has remained as an “at will” employee under the same terms as provided in his expired employment agreement. Nevertheless, because he notified us in writing prior to March 31, 2008, that he was willing to negotiate in good faith to enter into a new employment agreement, we have agreed to pay him a bonus of $60,000, payable in cash or common stock, pursuant to the terms of his employment agreement. Mr. Knitowski has agreed to devote his best efforts to performing well all duties that we may reasonably assign to him from time to time during the term of his employment, but he will not be required to devote in excess of 25% of his business time and effort to providing these services. His base salary is $120,000 per annum. He received options to purchase 1,000,000 shares at $.55 per share as additional compensation for entering into the agreement. All of these options have vested and are available for exercise. On October 26, 2004, the Compensation Committee granted 14,033 restricted shares to Mr. Knitowski as a performance bonus for 2004. These shares vested on January 2, 2005. On November 16, 2005, the Compensation Committee granted 76,056 restricted shares to Mr. Knitowski as a performance bonus for 2005. These shares vested on January 2, 2006.
On March 17, 2004, our Compensation Committee approved an employment agreement with our Executive Vice-President, Gary D. Allhusen. The initial period of the employment agreement for Mr. Allhusen expired on March 29, 2008; thereafter, Mr. Allhusen has remained as an “at will” employee under the same terms as provided in his expired employment agreement. He devotes 100% of his business time to the business of our company. His base salary is $120,000 per annum. Since June 1, 2007, he has also received a non-accountable expense allowance of $5,000 per month for the remaining term of his agreement. He received options to purchase 750,000 shares at $.75 per share as additional compensation for entering into the agreement. All of these options have vested and are available for exercise. On June 22, 2006, we granted him 250,000 options exercisable at $0.67 per share. Of the total options granted, 31,250 have vested and are available for exercise.
Effective with the closing of the transaction with Tier One on March 28, 2006, we entered into two-year full-time employment agreements with Michael A. Willner and Robert J. Morris and appointed them Senior Vice-Presidents of our company. The employment agreements expired on March 28, 2008, and both parties have remained as “at will” employees under the same terms as provided in the expired employment agreements. Each employment agreement provided for a base salary of $120,000 and each person was granted options to purchase 1,000,000 shares of our common stock pursuant to our existing Stock Option/Stock Issuance Plan at $0.83 per share. The options will vest at the rate of 1/16th per calendar quarter beginning with the quarter ending March 31, 2006, with the first 62,500 options vesting on March 31, 2006, subject to early vesting in the event of a corporate transaction and in the event the person dies or is disabled, or if we terminate him without cause.

Each of the employment arrangements for the above named individuals is terminable at any time by either party with or without cause. The terms of the employment will otherwise be the same as provided in the original employment agreements, the material provisions of which common to each employee are as follows:
•	Each employee, except Messrs Allhusen, Morris, and Willner, is eligible to receive an annual performance bonus between nothing and 100% of the then applicable base salary upon achievement of annual performance objectives payable either in cash or stock. For 2004 no specific performance bonuses were established, but bonuses were granted by the Compensation Committee based on a review of the employee’s performance during 2004. Performance bonuses for 2004 were paid in our common stock only and no cash bonuses were granted. Performance objectives for subsequent years will be established by the Chairman and in the case of performance objectives for the Chairman, by the compensation committee, for each calendar year beginning with the year ending December 31, 2005. These performance objectives have not yet been established.

•	Each employee, together with his spouse and dependents, is entitled to participate in any employee benefit plans maintained by the Company of general applicability to other senior executives, including, without limitation, group medical, dental, vision, disability, life insurance, flexible-spending account, 401(k) and other plans.

•	Each employee is entitled to four weeks paid vacation per year.

•	Each employee will be subject to certain confidentiality covenants, but not to non-competition or anti-piracy provisions.

•	For a period of twelve months following termination of employment, each employee will not solicit another employee to leave our company.

Equity Awards
The following table sets forth certain information concerning unexercised options for the named parties that were outstanding as of December 31, 2007:
Outstanding Equity Awards at Fiscal Year-End

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Suki Mudan	954,546		$0.55	8/14/13
	83,333	41,667	$0.70	9/29/16
Alan S. Knitowski	725,000	0	$0.55	8/14/13
	83,333	41,667	$0.70	9/29/16
Gary D. Allhusen	750,000	0	$0.75	3/17/14
	93,750	156,250	$0.67	6/22/16
Michael A. Willner	500,000	500,000	$0.83	3/28/16
Robert J. Morris	500,000	500,000	$0.83	3/28/16
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
There are 15,000,000 shares of common stock initially authorized for non statutory and incentive stock options and stock grants under the plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.
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
Director Compensation
The following table sets forth certain information concerning the compensation of our directors, excluding Messrs Mudan and Knitowski, whose total compensation is set forth in the Summary Compensation Table above, for the last fiscal year ended December 31, 2007:
Director Compensation

	Stock	Option
	Awards(1)(2)	Awards(1)(2)	Total
Name	($)	($)	($)
Luan Dang	$—	$20,635	$20,635
Robert F. Mitro	$—	$	$
Avtar Singh Ranshi	$—	$23,463	$23,463

(1)	The value of stock and option awards was the 2007 compensation charge dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R.

(2)	As of December 31, 2007, the aggregate number of option awards outstanding for each director in the table was as follows: Mr. Dang 368,750; Mr. Mitro, 600,000; and Dr. Ranshi, 200,000.
Directors are permitted to receive fixed fees and other compensation for their services as directors, as determined by our Board of Directors. The Board has adopted a policy to compensate non-employee directors. Each such director receives options for each year of service. At the commencement of each year of service as a non-employee director, the person receives options to purchase 25,000 shares. The options are exercisable at market value on the date of grant based upon the average closing bid price for the ten trading days immediately preceding appointment or the anniversary date. The Board also grants annual options to purchase 10,000 shares for these directors to serve on a committee of the board, and 5,000 shares to chair the committee. These options vest as to 25% of the options per quarter, starting on the date of grant, but are subject to early vesting provisions. They expire ten years from the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Owners of More than Five Percent, Directors, and Management
The following table sets forth certain information from reports filed by the named parties, or furnished by current management, concerning the ownership of our common stock as of March 6, 2008, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

	Amount and Nature of Beneficial		Percentage of
Name and Address of Beneficial Owner	Ownership(1)		Class(2)
Suki Mudan	1,404,155	(3)	13.7%
3101 West Coast Highway Suite 400 Newport Beach, CA 92663

Gary D. Allhusen	1,034,576	(4)	10.2%
3101 West Coast Highway, Suite 400 Newport Beach, CA 92663

Alan S. Knitowski	2,076,756	(5)	20.4%
2 San Joaquin Plaza Suite 240 Newport Beach, CA 92660

Luan Dang	699,174	(6)	7.3%
2 San Joaquin Plaza Suite 240 Newport Beach, CA 92660

Robert F. Mitro	1,284,611	(7)	13.1%
348 Bean Ave. Los Gatos, CA 95030

Avtar Singh Ranshi	350,000	(8)	3.7%
66 Marshals Drive St. Albans, Hertfordshire UK ALI 4RF

Michael A. Willner	1,000,000	(9)	9.8%
3101 West Coast Highway Suite 400 Newport Beach, CA 92663

Robert J. Morris	1,000,000	(10)	9.8%
3101 West Coast Highway Suite 400 Newport Beach, CA 92663

	Amount and Nature of Beneficial		Percentage of
Name and Address of Beneficial Owner	Ownership(1)		Class(2)
Greg C. Henkel	250,000	(11)	2.7%
3101 West Coast Highway Suite 400 Newport Beach, CA 92663

Darrel Cox	678,912	(12)	7.0%
3101 West Coast Highway Suite 400 Newport Beach, CA 92663

Executive Officers and	9,778,184		60.3%
Directors as a Group (10 Persons)

Iain Stuart Allison	707,261		7.7%
5 Ravenscroft Rd. Oxon RG9 2DH United Kingdom

Jesper Lindorff	754,320	(13)	8.1%
C/O C-12C Supermart 1 DLF Phase Gurgaon, India 122002

Eric Bronk	612,933	(14)	6.5%
3151 Airway Avenue Suite P-3 Costa Mesa, CA 92626

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. All options granted by the Company are subject to early exercise provisions and are thus included in this table regardless of the actual vesting schedule associated with the outstanding options.

(2)	Applicable percentages are based on 9,173,293 shares of our common stock outstanding on March 6, 2008.

(3)	Includes 1,079,546 shares issuable upon exercise of common stock purchase options.

(4)	Includes 1,000,000 shares issuable upon exercise of common stock purchase options.

(5)	Includes 850,000 shares issuable upon exercise of common stock purchase options and 166,667 shares issuable upon exercise of warrants.

(6)	Includes 368,750 shares issuable upon exercise of common stock purchase options and 33,333 shares issuable upon exercise of warrants.

(7)	Includes 600,000 shares issuable upon exercise of common stock purchase options.

(8)	Includes 200,000 shares issuable upon exercise of common stock purchase options.

(9)	Consists solely of shares issuable upon exercise of common stock purchase options.

(10)	Consists solely of shares issuable upon exercise of common stock purchase options.

(11)	Consists of solely of shares issuable upon exercise of common stock purchase options.

(12)	Includes 500,000 shares issuable upon exercise of common stock purchase options.

(13)	Includes 150,000 shares issuable upon exercise of common stock purchase options.

(14)	Includes 212,500 shares issuable upon exercise of common stock purchase options and 50,000 shares issuable upon exercise of warrants.

Equity Compensation Plan Information
The following table sets forth as of the most recent fiscal year ended December 31, 2007, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Number of
Securities
remaining available
for future issuance
	Number of		under equity
	securities to be		compensation
	issued upon	Weighted-average	plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options	options	reflected in column
	and warrants	and warrants	(a) and (b)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,865,796	$0.71	4,700,494	(1)
Equity compensation plans not approved by security holders	0		0
Total	7,865,796	$0.71	4,700,494

(1)	We have a single equity compensation plan designated as the 2002 Stock Option/Stock Issuance Plan which is authorized to issue up to 15,000,000 shares. As of December 31, 2007, we had granted 477,456 shares under the plan and 515,454 options had previously been exercised.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Mr. Eric Chess Bronk, a founder and shareholder, is the sole managing member of Cygni Capital LLC. Cygni Capital sublet office space to us from November 1, 2003, through June 30, 2004, for $500 per month; from July 1, 2004, through October 24, 2006, for $1,400 per month, and from October 25, 2006 through August 31, 2007, for $4,129 per month. From November 1, 2003, to December 31, 2005, it also provided business and financial consultant services to us for $5,000 per month.
In March 2006 we acquired all of the outstanding stock of Tier One Consulting, Inc. from Messrs Willner and Morris, who subsequently became executive officers of our company. As subsequently amended on November 2, 2006, the purchase price for the shares of Tier One was $2,971,700. Of the total purchase price, $1,375,000 was paid at closing, and we agreed to pay two equal installments of $687,500 due on the first and second anniversary of the closing, and $13,333 is payable each month for 24 monthly payments. In March 2007, we amended the Tier One acquisition agreement to reduce the amount payable on the first anniversary and to restructure the payment. The first anniversary payment was offset by $1,975 and reduced to $685,525. On March 28, 2007, we paid a total of $341,775 to Messrs Willner and Morris, with the balance of the adjusted first anniversary payment payable in installments of $10,000 each per month beginning April 1, 2007. We discontinued the $10,000 monthly installment payments in October then in March 2008, paid the full remaining principal and accrued interest balance in conjunction with Caneum’s convertible note financing. The unpaid balance of principal and accrued interest prior to the refinancing was $219,528.

On January 2, 2007, we entered into an agreement to pay $1,250 of the rent on office space of Curo Capital, LLC, a company controlled by Alan Knitowski, our Chairman, and Luan Dang, one of our directors. The agreement expires on December 31, 2008, and acts as the office of the Chairman for our company. During the year ended December 31, 2007, we paid $15,000 to Curo Capital pursuant to this agreement.
We provide software development services for Vootage, Inc., a high school sports Internet broadcasting company for which Alan Knitowski, our Chairman, services as a director and is a ten percent shareholder. Luan Dang, our Vice-Chairman is also a ten percent shareholder of Vootage. The initial contract amount, entered into and fully earned during the year ended December 31, 2007, was $237,000 and a subsequent contract for recurring services in the amount of $45,760 per month was signed in July 2007. As of December 31, 2007, $211,560 had not been collected and remained in accounts receivable and we reserved $100,000 against this receivable.
Mr. Knitowski, our Chairman, and Mr. Dang, our Vice-Chairman, serve as directors of and are shareholder of Trycera Financial, Inc. We provide Trycera Financial with IT services of which $33,852 remains unpaid.
On December 2, 2004, we entered into a one-year renewable investment relations and corporate public relations agreement beginning January 1, 2005, with The Liquid Group, Inc., formerly known as BDR Showalter, Inc., a company owned by Jason Daggett, a five percent shareholder of our company at the time of the transaction. In addition, Alan Knitowski, our Chairman, and Luan Dang, our Vice-Chairman, have an indirect ownership interest in The Liquid Group, Inc. The agreement was terminated on January 30, 2007. We paid $0 and $17,550 to The Liquid Group for the years ended December 31, 2007, and 2006, respectively.
During 2006 we paid a consulting fee to Robert F. Mitro, one of our directors, of $5,000 per month, payable in shares of our common stock. The consulting agreement with Mr. Mitro commenced on February 4, 2005, and expired on October 23, 2006. During the year ended December 31, 2006, Mr. Mitro earned $48,700 under the consulting agreement as we granted 64,204 shares to him as compensation under the agreement.
Effective July 9, 2007, we entered into a full-time “at will” employment agreement with Michael Woods, our Vice-President of Application Services. In addition to Mr. Woods’ base salary of $120,000, our Compensation Committee approved the grant of 200,000 options, exercisable at $0.545, pursuant to our 2002 Stock Option Plan as a signing bonus subject to the following vesting requirements: options will vest over a four year period with 12/48th vesting after the first year of employment and 1/48 vesting per month over the subsequent three-year period. Additionally, Mr. Woods was granted 450,000 performance based options, exercisable at $0.545, subject to the following formulaic schedule: 450,000 performance based vesting exclusively based on the adjusted gross margin delivered by Mr. Woods to the company at the following rate: (1) “X” divided by $1,500,000 times 450,000 options, where “x” is the dollar amount of adjusted gross margin achieved by Mr. Woods’ new book of business each quarter commencing on July 2, 2007, or (2) at the 4 year 6 month anniversary of Mr. Woods’ employment with us. The gross margin can be generated from any of the company’s lines of business. Mr. Woods resigned as an officer and terminated his employment with us on December 20, 2007. All of the options granted to him lapsed as of March 20, 2008.

Effective July 13, 2007, our Compensation Committee approved a full-time “at will” employment agreement with Gregory C. Henkel, our Vice-President of Finance and Accounting. Pursuant to the terms of the employment agreement, Mr. Henkel receives a base salary of $120,000 per year. The Compensation Committee also approved the grant of 250,000 options, exercisable at $0.65 per share, pursuant to our 2002 Stock Option Plan as a signing bonus subject to the following vesting requirements: Options will vest over a four year period with 12/48th vesting after the first year of employment and 1/48th vesting per month over the subsequent three-year period.
Effective November 12, 2007, we entered into a full-time “at will” employment agreement with Darrel Cox, our Vice-President of Strategic Accounts. In addition to Mr. Cox’s initial base salary of $33,280, which was raised to $120,000 effective January 21, 2008, our Compensation Committee approved the grant of 100,000 options, exercisable at $0.51, pursuant to our 2002 Stock Option Plan as a signing bonus subject to the following vesting requirements: options will vest over a four year period with 12/48th vesting after the first year of employment and 1/48 vesting per month over the subsequent three-year period. Additionally, Mr. Cox was granted 400,000 performance based options, exercisable at $0.51, subject to the following formulaic schedule: 400,000 performance based vesting exclusively based on the adjusted gross margin delivered by Mr. Cox to the Company at the following rate: (1) “X” divided by $1,500,000 times 400,000 options, where “x” is the dollar amount of adjusted gross margin achieved by Mr. Cox’s new book of business each quarter commencing on November 12, 2007, or (2) at the 4 year 6 month anniversary of Mr. Cox’s employment with us. The gross margin can be generated from any of the Company’s lines of business. The options will expire on November 12, 2017. Also pursuant to the employment agreement with Mr. Cox, we issued as a bonus 178,912 shares of common stock valued at $36,667 effective January 21, 2008.
Director Independence
Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. As a result, we have adopted the independence standards of the American Stock Exchange to determine the independence of our directors and those directors serving on our committees. These standards provide that a person will be considered an independent director if he or she is not an officer of the Company and is, in the view of the Company’s Board of Directors, free of any relationship that would interfere with the exercise of independent judgment. Our Board of Directors has determined that three of our directors, Robert F. Mitro, Luan Dang, and Dr. Avtar Singh Ranshi, would meet this standard and therefore, would be considered to be independent. Mr. Dang and Dr. Ranshi are also the sole members of our audit and compensation committees and the Board of Directors has determined that they also meet the independence criteria as members of these committees as determined under the independence standards of the American Stock Exchange.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid
LevitZacks served as our independent registered public accounting firm for the fiscal years ended December 31, 2007 and 2006. The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:
Audit Fees
The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 and 2006 were $156,232 and $262,181, respectively.
Audit-Related Fees
There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2007 and 2006.
Tax Fees
There was a fee of $35,748 billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal year ended December 31, 2006.
All Other Fees
There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2007 and 2006.
Audit Committee
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The following financial statements are filed with this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2007 and 2006
Consolidated Statements of Operations for the years ended December 31, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006
Notes to Consolidated Financial Statements
Exhibits
The following exhibits are filed with this report:

		Incorporated by Reference				Filed
Exhibit					Filing	Here-
Number	Exhibit Description	Form	File No.	Exhibit	Date	with
2.1 & 10.25	Stock Purchase Agreement dated March 28, 2006, with Tier One Consulting, Inc.	8-K	000-30874	2.1	3/30/06
2.2 & 10.26	Correcting Amendment dated November 2, 2006, to Stock Purchase Agreement dated March 28, 2006, with Tier One Consulting, Inc.	8-K	000-30874	2.1	11/7/06
2.3 & 10.27	Amendment dated March 26, 2007, to Stock Purchase Agreement dated March 28, 2006, with Tier One Consulting, Inc.	10-KSB	000-30874	2.3	7/3/07
2.4	Stock-For-Stock Exchange Agreement dated December 29, 2006, with Iain Allison	8-K/A-1	000-30874	2.1	1/8/07
2.5	Stock Swap Agreement dated February 26, 2007, with Jesper Lindorff	10-KSB	000-30874	2.5	7/3/07
2.6	Stock Purchase Agreement dated December 29, 2006, with Neeraj Sehgal	8-K/A-1	000-30874	2.3	1/8/07
3.1	Articles of Incorporation	10-KSB	000-30874	3.1	3/31/06
3.2	Current Bylaws	8-K	000-30874	3.2	8/4/04
4.1	Form of Common Stock Certificate	S-8	333-13124	4.1	6/19/06
4.2	Amended 2002 Stock Option/Stock Issuance Plan *	8-K	000-30874	4.2	5/14/07

		Incorporated by Reference				Filed
Exhibit					Filing	Here-
Number	Exhibit Description	Form	File No.	Exhibit	Date	with
4.3 & 10.28	Grant of Stock Option Form used pursuant to the 2002 Stock Option/Stock Issuance Plan	8-K	000-30874	4.3 & 10.27	5/14/07
4.4	Certificate of Designations, Rights and Limitations of Series A Preferred Stock	8-K	000-30874	4.1	3/30/06
4.5	Form of Series A Preferred Stock Certificate	8-K	000-30874	4.2	3/30/06
4.6	Form of A Warrants exercisable at $.50	8-K	000-30874	4.3	3/30/06
4.7	Form of B Warrants exercisable at $1.00	8-K	000-30874	4.4	3/30/06
4.8	Form of C Warrants exercisable at $1.50	8-K	000-30874	4.5	3/30/06
4.9	Form of D Warrants exercisable at $.50	10-QSB	000-30874	4.1	5/15/06
4.10	Form of E Warrants exercisable at $1.00	10-QSB	000-30874	4.2	5/15/06
4.11	Form of F Warrant exercisable at $1.50	10-QSB	000-30874	4.3	5/15/06
4.12	Registration Rights Agreement with Barron Partners, LP	8-K	000-30874	4.6	3/30/06
4.13	Form of Warrants issued in 506 offerings	SB-2	333-134963	4.14	6/13/06
4.14	Form of Warrants issued to consultants	SB-2	333-134963	4.15	6/13/06
10.1	Employment Agreement dated October 28, 2003, with Sukhbir Singh Mudan *	10-QSB	000-30874	10.6	11/7/03
10.2	Amendment dated September 29, 2006, to Employment Agreement with Suki Mudan*	10-KSB	000-30874	10.2	7/3/07
10.3	Employment Agreement dated October 28, 2003, with Alan S. Knitowski *	10-QSB	000-30874	10.7	11/7/03
10.4	Amendment dated September 29, 2006, to Employment Agreement with Alan S. Knitowski*	10-KSB	000-30874	10.4	7/3/07
10.5	Employment Agreement dated March 17, 2004, with Gary D. Allhusen*	10-KSB	000-30874	10.9	3/30/04
10.6	Amendment dated June 22, 2006, to Employment Agreement with Gary D. Allhusen*	10-KSB	000-30874	10.6	7/3/07
10.7	Employment Agreement dated March 28, 2006, with Robert Morris*	8-K	000-30874	99.3	3/30/06
10.8	Correcting Amendment dated November 2, 2006, to Employment Agreement with Robert Morris*	8-K	000-30874	2.1	11/7/06
10.9	Employment Agreement dated March 28, 2006, with Michael Willner*	8-K	000-30874	99.2	3/30/06
10.10	Correcting Amendment dated November 2, 2006, to Employment Agreement with Michael Willner*	8-K	000-30874	2.1	11/7/06
10.11	Employment Agreement dated July 13, 2007, with Gregory C. Henkel	8-K		99.1	8/22/07
10.12	Employment Agreement dated July 2, 2007, with Michael Woods	8-K	000-30874	99.1	7/25/07
10.13	Preferred Stock Purchase Agreement Dated March 24, 2006, with Barron Partners, LP	8-K	000-30874	99.1	3/30/06
10.14	Marketing Agreement dated December 31, 2006, with Iain Allison*	8-K/A-1	000-30874	99.1	1/8/07
10.15	Consulting Agreement effective December 31, 2006, with Burdock, Inc.*	10-KSB	000-30874	10.16	7/3/07
10.16	Amendment effective March 20, 2007, to Consulting Agreement with Burdock, Inc.*	10-KSB	000-30874	10.17	7/3/07

		Incorporated by Reference				Filed
Exhibit					Filing	Here-
Number	Exhibit Description	Form	File No.	Exhibit	Date	with
10.17	Amendment effective April 23, 2007, to the Consulting Agreement with Burdock, Inc.*	10-KSB	000-30874	10.18	7/3/07
10.18	Employment Agreement dated December 31, 2006, with Jesper Lindorff	10-KSB	000-30874	10.19	7/3/07
10.19	Amendment dated April 23, 2007, to Employment Agreement with Jesper Lindorff*	10-KSB	000-30874	10.20	7/3/07
10.20	Financing Agreement dated January 24, 2007, with Bridge Bank	10-KSB	000-30874	10.21	7/3/07
10.21	Business Financing Modification Agreement dated August 17, 2007, with Bridge Bank					X
10.22	Agreement dated January 2, 2007, with Curo Capital, LLC	10-KSB	000-30874	10.22	7/3/07
10.24	Employment Agreement dated November 7, 2007, with Darrel Cox					X
10.25	Business Financing Modification Agreement dated April 9, 2008, with Bridge Bank.					X
14.1	Code of Ethics	10-KSB	000-30874	14.1	3/30/04
16.1	Letter of Haskell & White LLP dated December 12, 2006	8-K	000-30874	16.1	12/13/06
21	List of Subsidiaries	10-KSB	000-30874	21.1	7/3/07
23.1	Consent of LevitZacks, independent registered public accounting firm**					X
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X

*	Management contract, or compensatory plan or arrangement required to be filed as an exhibit.
**	Included within this report on page 27.
Signature Page Follows

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Caneum, Inc.
Date: April 11, 2008	By:	/s/ Suki Mudan
Suki Mudan, President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Suki Mudan
Date: April 11, 2008	Suki Mudan, Director and President (Principal Executive Officer)

/s/ Gary Allhusen
Date: April 11, 2008	Gary Allhusen, Chief Operating Officer (Principal Financial and Accounting Officer)

/s/ Alan S. Knitowski
Date: April 11, 2008	Alan S. Knitowski, Chairman

/s/ Luan Dang
Date: April 11, 2008	Luan Dang, Director

/s/ Dr. Avtar Singh Ranshi
Date: April 11, 2008	Dr. Avtar Singh Ranshi, Director

/s/ Robert F. Mitro
Date: April 11, 2008	Robert F. Mitro, Director

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.21	Business Financing Modification Agreement dated August 17, 2007, with Bridge Bank
10.24	Employment Agreement dated November 7, 2007, with Darrel Cox
10.25	Business Financing Modification Agreement dated April 9, 2008, with Bridge Bank.
31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer