Form 10-Q
period 2008-03-31
CANEUM INC
filed 2008-05-20
CIK 1118961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-30874
CANEUM, INC.
(Exact name of Registrant as specified in charter)

Nevada	33-0916900
State or other jurisdiction of incorporation or organization	I.R.S. Employer I.D. No.

3101 West Coast Highway, Suite 400, Newport Beach, CA (Address of principal executive offices)	92663 (Zip Code)
Issuer’s telephone number, including area code: (949) 273-4000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☑ No ☐ (2) Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity stock, as of the latest practicable date: At May 13, 2008, there were 9,173,293 shares of our common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CANEUM, INC.
March 31, 2008 and December 31, 2007
Condensed Consolidated Balance Sheets
Assets

	March 31,	December 31,
	2008	2007
	Unaudited	Note

CURRENT ASSETS
Cash and cash equivalents	$72,028	$46,280
Accounts receivable, net of allowance of $390,271 and $392,157, respectively	1,934,536	1,559,352
Accounts receivable from related parties, net of allowance of $153,852 at March 31, 2008	44,910	111,010
Prepaid assets	134,533	134,764
Other current assets	33,476	33,202

Total current assets	2,219,483	1,884,608

LONG TERM ASSETS
Property & equipment, net	179,498	193,843
Intangibles, net	592,200	643,555
Goodwill	1,464,805	1,464,805
Other	32,227	32,264

TOTAL ASSETS	$4,488,213	$4,219,075

Note: The Balance Sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date
See accompanying notes to unaudited condensed consolidated financial statements

CANEUM, INC.
March 31, 2008 and December 31, 2007
Condensed Consolidated Balance Sheets
Liabilities and Shareholders’ Equity

	March 31,	December 31,
	2008	2007
	Unaudited	Note
CURRENT LIABILITIES
Accounts payable	$1,827,276	$1,552,870
Accrued expenses	45,143	25,975
Credit lines	1,516,067	1,231,694
Accrued payroll and related expenses	271,595	248,287
Deferred revenue	47,026	22,880
Current portion of installment loans	725,593	734,974
Other current liabilities	106,385	90,992

Total current liabilities	4,539,085	3,907,672

LONG TERM LIABILITIES
Current portion of installment loan reclassified to non-current		200,000
Promissory notes — related party	250,000	—
Installment loans, less current portion	15,459	17,894
Other non current liabilities	64,023	61,058

Total liabilities	4,868,567	4,186,624

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value 20,000,000 shares authorized, 3,332,500 and 3,332,500 shares issued and outstanding (Liquidation preference $1,666,250)	3,332	3,332
Common stock, $0.001 par value 100,000,000 shares authorized, 9,173,293 and 8,896,368 shares issued and outstanding	9,171	8,895
Additional paid-in capital	8,922,097	8,708,827
Accumulated other comprehensive income	78,009	87,416
Accumulated deficit	(9,392,961)	(8,776,019)

Total shareholders’ equity (deficit)	(380,352)	32,451

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$4,488,213	$4,219,075

Note: The Balance Sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

CANEUM, INC.
March 31, 2008 and 2007
Condensed Consolidated Statements of
Operations and Comprehensive Income (Loss)
Unaudited

	Three Months Ended
	March 31,	March 31,
	2008	2007

Revenue	$3,236,624	$2,750,373

Cost of revenue	2,727,087	2,188,212

Gross profit	509,537	562,161

Operating expenses	1,079,371	1,109,955

Loss from operations	(569,834)	(547,794)

Other income (expense)
Interest expense, net	(55,306)	(52,492)
Gain (loss) on foreign exchange	9,838	(14,303)

Total other income (expense)	(45,468)	(66,795)

Minority Interest	—	(68,378)

Loss before income tax	(615,302)	(682,967)

Income tax expense	(1,640)	(2,984)

Net loss	$(616,942)	$(685,951)

Basic and diluted net loss per common share	$(0.07)	$(0.09)

Weighted average number of Common Shares outstanding used in the calculation	9,055,571	7,946,621

Net loss	$(616,942)	$(685,951)

Comprehensive Income:
Foreign currency translation adjustment (Note 2)	(9,407)	14,056

Comprehensive Loss	$(626,349)	$(671,895)

See accompanying notes to unaudited condensed consolidated financial statements

CANEUM, INC.
March 31, 2008 and 2007
Condensed Consolidated Statements of Cash Flows
Unaudited

	For the Three Months
	March 31,	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(616,942)	$(685,951)
Adjustments to reconcile net loss to net cash used in operating activities
Stock option compensation expense	127,913	161,857
Expenses paid by common stock issuances or committed issuances	35,176	174,035
Interest accreted to TierOne installment loans	19,204	17,026
Depreciation and amortization	28,069	17,464
Amortization of acquired intangibles	50,626	67,188
Bad debt expense	20,000	—
Minority interest	—	68,378
(Increase) decrease in
Accounts receivable	(335,750)	(189,980)
Prepaid assets and other current assets	(1,479)	(45,425)
Increase in
Accounts payable and accrued expenses	293,824	151,020
Accrued payroll and related expenses	77,521	40,258
Deferred revenue	24,146	31,373
Other current liabilities	15,687	—

Net cash used in operating activities	(262,005)	(192,756)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(15,265)	(18,663)

Net cash used in investing activities	(15,265)	(18,663)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of promissory notes — related party	50,000	—
Payment of debt	(49,484)	(441,381)
Addition to debt	18,750	24,225
Increase in credit lines	284,373	834,054

Net cash provided by financing activities	303,639	416,898

Effect of changes in foreign currency exchange rates on cash	(621)	4,012
Net increase (decrease) in cash and cash equivalents	25,748	209,491
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,280	335,202

CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,028	$544,693

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$21,367	$38,076
Income taxes paid	$1,626	$2,984

Supplemental disclosure of non cash investing and financing activities:
During the three months ended March 31, 2008, the Company converted $200,000 of installment debt due to the former Principals of Tier One into $200,000 of Promissory Notes due in 2011.
See accompanying notes to unaudited condensed consolidated financial statements

Caneum, Inc.,
Notes to Condensed Consolidated Financial Statements
March 31, 2008
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
Caneum, Inc. is a global provider of business process and information technology outsourcing services across vertical industries, including technology, energy, government, transportation, financial services, education and healthcare. The Company provides a suite of business strategy and planning capabilities to assist companies with their outsourcing decisions in the areas of data, network, product development, product maintenance and customer support, and fulfills its services in-house, on-shore and off-shore, depending on the business goals and objectives of its global customers. The Company is opportunistically pursuing accretive acquisitions within its core outsourcing service suite in order to broaden its core capabilities, expand its customer base, and supplement its organic growth.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and with the rules and regulations of the Securities and Exchange Commission related to quarterly reports on Form 10-Q. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. The interim financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.
Results for the interim periods are not necessarily indicative of the results for the entire year. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007, included in Caneum’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Caneum, Inc.,
Notes to Condensed Consolidated Financial Statements
March 31, 2008
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tier One Consulting, Inc., from the date of its acquisition of March 28, 2006, and the majority (55%) owned subsidiary, Caneum India Pvt. Ltd., formerly Continuum Systems Private Limited, an Indian corporation (“Continuum”) acquired on December 31, 2006. The remaining 45% of the outstanding stock of Caneum India was acquired on June 6, 2007, when Continuum became a wholly (100%) owned subsidiary of the Company. However one share is held by Suki Mudan, President of Caneum, Inc., as nominee shareholder but the beneficiary ownership continues to be held by Caneum Asia Pacific Pte Limited. This was a requirement for compliance with Indian regulations which mandate that a company must have a minimum of two (2) shareholders. Continuum was renamed Caneum India Private Limited (“Caneum India”). This acquisition of Caneum India occurred through the Company’s wholly owned subsidiary, Caneum Asia Pacific PTE LTD. (“Caneum Asia Pacific”), formed in Singapore on December 21, 2006. The condensed consolidated financial statements include 100% of the accounts of Caneum India from June 6, 2007, the date of acquisition of the remaining 45% of the outstanding stock. All significant inter-company balances and transactions have been eliminated upon consolidation.
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

Caneum, Inc.,
Notes to Condensed Consolidated Financial Statements
March 31, 2008
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
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from those estimates.

Caneum, Inc.,
Notes to Condensed Consolidated Financial Statements
March 31, 2008
Comprehensive Income
The Company accounts for comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. The Company reports the accumulated balance of other comprehensive income or loss separately in the stockholders’ equity section of the consolidated balance sheets. The only component of other comprehensive income is the foreign currency translation adjustment.
NOTE 3 — GOING CONCERN UNCERTAINTY
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2008, the Company incurred a net loss of $616,942 and for the years ended December 31, 2007 and 2006 the Company incurred net losses of $2,966,415 and $2,040,757, respectively. As of March 31, 2008, the Company had negative working capital of $2,319,602. These results raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Starting in May, 2008, cost reductions have taken place and the Company expects to transition to operating profitably by the third quarter of 2008. During the third quarter of 2008, management does not expect to continue to incur cash losses from operations. However, additional capital may be required to continue to fund the Company’s operations. Management is actively bridging cash shortfalls in 2008, as they occur, by additional fund raising activities from both existing and new investors alike. A $1,000,000 private placement in the form of a Promissory Note (Note 4) was commenced in March 2008. Fund raising associated with this private placement was temporarily suspended by the board in March 2008 but was recommenced at the end of April 2008 and $425,000 has been raised since then. However, there can be no assurance that management will be successful with any additional fund raising activity or achieving profitability during the third quarter of 2008.

Caneum, Inc.,
Notes to Condensed Consolidated Financial Statements
March 31, 2008
NOTE 4 — PROMISSORY NOTES — RELATED PARTY
As of March 31, 2008, the Company had issued $250,000 of Promissory Notes - Related Party. The notes bear interest at 10% per annum payable quarterly in cash and have a March 31, 2011 maturity date. The Company will have the right to retire the notes for cash or to convert the principal and any unpaid interest into common shares of the Company at the lesser rate of a 25% discount to the ten-day average closing price of the common stock preceding the Maturity Date or $0.50. In the event of a change of control of the Company prior to the Maturity Date, 150% of the principal amount of the Note and any unpaid interest will be paid in cash as of the date of the change of control.
NOTE 5 — RELATED PARTY TRANSACTIONS
On January 2, 2007, we entered into an agreement to pay $1,250 per month of the rent on office space of Curo Capital, LLC, a company controlled by Alan Knitowski, our Chairman, and Luan Dang, one of our directors. The agreement expires on December 31, 2008.
Customer
Our Chairman, Alan Knitowski, also serves on the Board of Directors and is an investor in Vootage, Inc. We provide Vootage with offshore software development resources located at our offices in India. The initial contract amount, entered into and fully earned during the year ended December 31, 2007, was $237,000 and a subsequent contract for recurring services in the amount of $45,760 per month was signed in July 2007. As of March 31, 2008, $164,910 had not been collected and remained in accounts receivable from related parties. The Company has reserved $120,000 against this receivable at March 31, 2008.
Mr. Knitowski and our Vice Chairman, Mr. Luan Dang, serve on the board and are investors in Trycera Financial. We provided Trycera Financial with IT services of which $33,852 remains unpaid and has been fully reserved at March 31, 2008.
NOTE 6 — BARRON FINANCING
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

Caneum, Inc.,
Notes to Condensed Consolidated Financial Statements
March 31, 2008
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
If the Company fails to maintain the effectiveness of the registration statement during the period through March 24, 2008, it is required to pay liquidated damages to Barron equal to 30,000 shares of common stock for each thirty-day period, or portion thereof, during which the registration statement is not effective. The maximum number of shares issuable as liquidated damages is 240,000 shares. As the Company failed to maintain the effectiveness of the registration statement in May 2007, the Company accrued $74,000 as estimated liquidated damages as of March 31, 2008 and December 31, 2007. (Note 10)
NOTE 7 — TIER ONE TRANSACTION
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

Caneum, Inc.,
Notes to Condensed Consolidated Financial Statements
March 31, 2008
The installment payments are subject to adjustment for certain set-offs for any post-closing undisclosed liabilities of Tier One, enforcement of indemnification provisions by Tier One in the acquisition agreement, a decline in the EBIT calculation in the Tier One audited financial statements for 2005, or any increase or decrease in the estimated cost of the audit of the Tier One financial statements for 2005. The first anniversary payment was offset by $1,975 and reduced to $685,525. On March 28, 2007, we renegotiated the first anniversary payment and paid a total of $361,775 to Messrs Willner and Morris, with the balance of the adjusted first anniversary payment payable in installments of $10,000 each per month beginning in April, 2007. We discontinued the $10,000 monthly installment payments in October 2007. In March 2008, we converted $200,000 of the remaining principal into a promissory notes due in 2011 (Note 4). In accordance with SFAS 6, the Company reclassified this amount as a non-current liability at December 31, 2007. The remaining $23,948 balance of principal and accrued interest was paid in March 2008. The debt modifications are accounted for on a prospective basis.
The final installment of $687,500 initially due March 28, 2008, is currently being negotiated with the expectation of a payment term that is acceptable to both parties. However, as of this date there is no assurance that such an arrangement can be negotiated.
NOTE 8 — STOCK PLAN
The Company’s 2002 Stock Option/Stock Issuance Plan was amended effective June 8, 2006, to increase the number of shares authorized under the Plan to 15,000,000 shares. The Plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until December 1, 2010, whichever is earlier. Options that forfeited or canceled are added back into the Plan. At March 31, 2008 a total of 4,700,494 shares of common stock were available for grant under the plan and the company recognized share-based compensation expense in accordance with SFAS No. 123R, in the amount of $100,650 and $335,892 for the 3 months ended March 31, 2008 and 2007, respectively.
As of March 31, 2008 there was $429,292 of total unrecognized compensation expense related to unvested stock options under the plan. The expense is expected to be recognized over a weighted average period of 1 year. Because of its net operating losses, the Company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the periods ended March 31, 2008 and 2007.

Caneum, Inc.,
Notes to Condensed Consolidated Financial Statements
March 31, 2008
NOTE 9 — NOTES PAYABLE
Credit Lines
On February 12, 2007, the Company and its wholly owned subsidiary, Tier One Consulting, Inc. (“Tier One”), (collectively the “Borrower”) entered into a Business Financing Agreement (the “Credit Agreement”) with Bridge Bank, National Association (the “Lender”) that provides for an accounts receivable backed $1,500,000 revolving line of credit (the “Line of Credit”) with an interest rate of Prime + 1.75%. The effective date of the Credit Agreement was January 24, 2007. Effective April 9, 2008 the facility was renewed for an additional year. Under the Line of Credit, the Lender will make advances to the Borrower not exceeding the lesser of (i) $1,500,000 or (ii) 80% of the eligible accounts receivable; provided that at any time the Lender may establish a percentage of eligible accounts receivable greater or lesser than 80%. The Company paid an initial $15,000 facility fee to the Lender for entering into the Credit Agreement and an additional $15,000 facility fee upon renewal. The Credit Agreement is secured by accounts receivable and provides that the Borrower will pay a fee based on a percentage of the amount of the Line of Credit on each anniversary of the Credit Agreement. The balance outstanding as of March 31, 2008 was $1,425,782.
As of March 31, 2008, the Company maintained a line of credit with Wells Fargo Bank. Under the terms of the agreement there is no collateral for the line and the interest rate is variable in nature. The Company must pay the finance charge every month. The balance outstanding on the line was $90,285 at March 31, 2008, at an interest rate at that time of 7.75%.
Installment Loans Payable to Tier One Consulting Principals
In March 28, 2006, the Company had obligations of $1,375,000 to the former principals of Tier One Consulting payable in two equal installments on the first and second anniversary of the closing, and $13,333 payable monthly for two years. On March 28, 2007, the Company paid a total of $361,775 to Messrs Willner and Morris, with the balance of the adjusted first anniversary payment payable in installments of $10,000 each per month beginning April 2007. These $10,000 monthly installment payments were discontinued in October 2007. In March 2008, the Company converted $200,000 of the principal into notes due in March 31, 2011 (Note 4). The $23,948 remaining balance of principal and accrued interest was paid in March 2008. The debt modifications are accounted for on a prospective basis.
The final installment of $687,500 initially due March 28, 2008, is currently being negotiated with the expectation of a payment term that is acceptable to both parties. However, as of this date there is no assurance that such an arrangement can be negotiated.

Caneum, Inc.,
Notes to Condensed Consolidated Financial Statements
March 31, 2008
NOTE 10 — LITIGATION
Barron Litigation
On or about August 17, 2007, the Company filed a complaint against Barron Partners LP in the United States District Court for the Southern District of New York. The Complaint alleged that Barron committed numerous material breaches of the Stock Purchase Agreement it entered into with the Company on or about March 24, 2006, including by engaging in trading activity in Caneum common stock that violates the Stock Purchase Agreement. The Complaint seeks, inter alia, damages, attorneys’ fees, costs, and a declaratory judgment that Barron’s material breaches of the Stock Purchase Agreement excuse the Company from further performance under the Stock Purchase Agreement. In a letter dated August 9, 2007, Barron demanded that the Company issue 2,600,000 additional shares of preferred stock to Barron because the Company did not meet the Adjusted EBITDA goals provided in the Stock Purchase Agreement for the year ended December 31, 2006 as interpreted by Barron. The Company’s complaint alleges that Barron’s material breaches of the Stock Purchase Agreement excuse the Company from any obligation to issue additional stock to Barron. Management has recorded a $74,000 registration rights liability (Note 6). The Company intends to pursue this matter vigorously.
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

Caneum, Inc.,
Notes to Condensed Consolidated Financial Statements
March 31, 2008
Innofone Litigation
The Company filed an action in the Superior Court of California, County of Orange, against Innofone, Inc. on or about November 13, 2006, alleging that Innofone breached its contracts with us by failing to pay approximately $200,000. Innofone then filed counterclaims alleging breach of contract and fraud. At a hearing on October 31, 2007, brought by the Company to seek summary judgment in the Innofone case, the Company was unsuccessful in seeking a summary judgment; the matter was scheduled for trial on November 29, 2007. On February 11, 2008, the court granted judgment in favor of the Company against Innofone in the amount of $198,203 and awarded us prejudgment interest in the amount of $27,122. The court also dismissed the cross-complaint previously filed by Innofone against us. There is no assurance that the Company will be able to collect on this judgment.
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
NOTE 11 — FACILITY LEASE
In September, 2007, the Company relocated into new premises. The Company executed two three year leases for approximately 3,400 square feet of office space located at 3101 West Coast Highway, Suite 400, Newport Beach, California, with initial monthly average rent of approximately $14,700, escalating by 2% in years two and three. The lease facilities in India are for lease terms expiring through 2011. Rent expense for our corporate office for the three months ended March 31, 2008 and 2007 was $45,771 and $16,138, respectively.

Caneum, Inc.,
Notes to Condensed Consolidated Financial Statements
March 31, 2008
Future minimum lease commitments for our Newport Beach corporate office are:

2008	$133,298
2009	$181,447
2010	$138,365
Rent expense for our Caneum India facilities for the three months ended March 31, 2008 was $26,449.
Future minimum lease commitments for our Caneum India offices are:

2008	$77,879
2009	$75,118
2010	$51,298
2011	$7,900
NOTE 12 — SUBSEQUENT EVENTS
In April 2008, we resumed a private offering of promissory notes. The notes are unsecured, bear interest at 10% per annum and mature March 31, 2011. At maturity, the Company will have the right to retire the notes for cash or to convert the principal and any unpaid interest into common shares of the Company at the rate of 25% discount to the five-day average closing price of the common stock proceeding the maturity date. In the event of change of control prior to the maturity date, 150% of the principal amount of the note and any unpaid interest will be paid in cash as of the date of the change of control. In April and May we raised $375,000 additional funds under this offering.
Effective April 30, 2008, Gary Allhusen resigned as Executive Vice-President and Chief Operating Officer of the Company to pursue other opportunities. Mr. Allhusen had also served as the principal financial officer for the Company. Of the total options granted to Mr. Allhusen for service as COO, 140,625 lapsed as a result of his resignation. Mr. Allhusen has three months from the date of resignation to exercise the remaining 859,375 options. After Mr. Allhusen’s resignation, Suki Mudan, the Company’s President, assumed responsibilities as the principal financial officer for the Company.
Effective May 2, 2008 Mike Willner and Rob Morris transitioned from being EVP’s of the Company to become free lance agents. Their 2,000,000 options were forfeited and they have agreed to not compete with the Company for the next 90 days.
On May 19, 2008 Caneum and Barron Partners reached a settlement agreement. Under the terms of the settlement agreement all claims against Barron Partners by Caneum and all claims against Caneum by Barron Partners are paid in full and final satisfaction. Caneum has agreed to pay to Barron Partners $500,000 for the settlement amount, of which forty percent will be paid within forty-eight hours of receipt of certain common stock certificates and common stock purchase warrants. The remaining balance is to be paid with three additional payments of twenty percent of the total settlement amount each within 30, 60, and 90 days after receipt of such common stock certificates and warrants. Barron Partners has agreed that following the initial forty percent payment, all common stock purchase warrants shall be cancelled, terminated, and of no future force or effect. In addition, Barron Partners shall relinquish any claim of ownership or right to any Caneum Series A Convertible Preferred Stock, Caneum common stock or warrants to purchase shares of Caneum common stock still held by Barron Partners, its agents, or representatives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
The discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q (the “Quarterly Report”) and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”), as filed with the Securities and Exchange Commission (“SEC”). In addition to historical information, this discussion and analysis contains forward looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors, including but are not limited to those identified in 2007 Annual Report in the section entitled “Risk of Foreign Operations” and “Competition”.
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
Results of Operations
Three months ended March 31, 2008, versus the three months ended March 31, 2007
Revenue
Revenue was $3,236,624 and $2,750,373 for the three months ended March 31, 2008 and 2007, respectively, representing an increase of $486,251 or 18% as compared to the same period in the prior year (the “comparable prior year period”). A significant portion of increase was due to expanded operations at out largest customer, DIRECTV, which accounted for almost 43% of our total revenues for the three months ended March 31, 2008. The increase at DIRECTV was partially offset by losses at other customers, particularly Los Angeles Unified School District and Keane. For the prior year period DIRECTV accounted for approximately 13% of our total revenue, while Los Angeles Unified School District and Keane accounted for 10% and 9% of our revenue, respectively.

Cost of Revenue and Gross Profit
Cost of revenue was $ 2,727,087 and $2,188,212 for the three months ended March 31, 2008 and 2007, respectively, representing an increase of $538,875, or 25%. The increase was due to increased activity at DirecTV as described in the preceding paragraph.
Our gross margin percentages were 16% and 20% for the three months ended March 31, 2008 and 2007, respectively. The decrease in the gross margin percentages was the result of three factors: higher commission payments to recruiters, a lower proportion of permanent placements (which are typically much higher margins) and a decline in the volume of high margin business with one of our key clients, DIRECTV.
Operating Expenses
Operating expenses were $1,079,371 and $1,109,955 for the three months ended March 31, 2008 and 2007, respectively, representing a decrease of $30,582 or 3%. A significant factor for the decrease was $172,803 less stock based compensation expense and expenses paid by stock issuance, as described below offset by higher cash expense for legal services and office rent.
The major components of our operating expenses are as follows:
•	Stock-Based Compensation expense and Expenses Paid by Stock Issuance were $163,089 and $335,892 for the three months ended March 31, 2008 and 2007, respectively. This represents a decrease of $172,803 and principally results from the lower value of our stock used as incentives for services.

•	U.S. Payroll and Related Expenses, (excluding stock based) amounted to $407,326 and $343,561 for the three months ended March 31, 2008 and 2007, respectively. The increase of $63,765 or 19% resulted from the increase in our infrastructure to expand our business growth. U.S, Payroll and Related Expenses is expected decrease beginning in the second quarter of 2008 as a result of the departure of three senior executives.

•	U.S. Professional Services, including legal, auditing and other consulting services amounted to $186,912 and $127,278 during the first quarter of 2008 and 2007 respectively. The increase of $59,634 was primarily attributable to the legal costs associated with litigation against Innofone.com and Barron Partners LP.

•	Most expenses of our wholly-owned India subsidiary are a direct cost of revenue and are recoded as such. Operating expenses of our India subsidiary, excluding depreciation and amortization, were $109,032 and $53,793 for the three months ended March 31, 2008 and 2007, respectively.

Other Income (Expense)
Other expense, net was $45,468 and $66,795 for the three months ended March 31, 2008 and 2007, respectively. Net interest expense increased $2,814 from the prior year period due to increased borrowing under our Bridge Bank line of credit. However, the 2008 period included $9,838 of foreign exchange gain compared to $14,303 of foreign exchange loss for the prior year period. The foreign exchange gain and loss is due to our wholly owned subsidiary transacting business in currencies other than their functional currency.
Net loss
We incurred a net loss of $616,942 and $685,951 for the three months ended March 31, 2008 and 2007, respectively, as a result of the factors described above.
Liquidity and Capital Resources
Net cash used in operations was $262,005 and $192,756 for the three months ended March 31, 2008 and 2007, respectively. The increase of $69,249 for cash used by operations was primarily the result of requiring more cash to fund our operations, as discussed above, and less non-cash charges. The funds were obtained by increases on our Bridge Bank line of credit.
Net cash used in investing activities was $15,265 and $18,663 for the three months ended March 31, 2008 and 2007, respectively.
Net cash provided by financing activities was $303,639 for the three months ended March 31, 2008 compared to $416,898 for the three months ended March 31, 2007. The current year includes $284,373 from our line of credit as well as $50,000 from our promissory note offering, offset by a reduction of $49,484 principal balance of the notes payable to the prior Tier One shareholders. The prior year period included $834,054 from our line of credit, offset by a reduction of $441,381 principal balance of the notes payable to the prior TierOne shareholders. Also, in March 2008, in conjunction with our promissory note offering, we converted $200,000 of the Tier One principal balance into promissory notes due in 2011. The remaining balance of principal and accrued interest for this first installment debt on the Tier One acquisition was $23,948 and was paid off in March 2008.
In April we resumed our fund raising activities through our promissory note offering. During future periods, we may seek additional funding to finance future acquisitions. The amount and timing of such capital transactions is not yet known and will depend largely on our operating needs and the cost to acquire new information technology companies. Our ability to secure this additional funding given present market conditions is uncertain, as is the financial effect any such funding may have on our capital structure or operating results.

We have forecast our cash requirements for 2008. We expect to begin generating positive cash from operations in the third quarter of 2008. With positive cash from operations, success with our convertible promissory note offering, we expect to have sufficient operating funds to improve our accounts payable position and support our continued operational growth. We are currently working to refinance the second installment related to our Tier One acquisition debt in the amount of $687,500, and we are currently working to negotiate a payment plan. However, there is no assurance that a settlement will be reached.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2008, we did not engage in any off-balance sheet arrangements.
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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This standard is effective for fiscal years beginning after December 15, 2008, and is not expected to have any impact on our financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS 133”. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company currently uses no derivative instruments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, we have elected not to provide the information required by this item.
Item 4T. Controls and Procedures
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
Our controls and procedures are inadequate to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our disclosure controls and procedures are not designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an initial assessment that has not been completed yet, management has determined that the Company’s disclosure controls as of March 31, 2008, were ineffective because of, but not limited to, the material weaknesses discussed below.

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
Material weaknesses were identified during the audit of our December 31, 2007, financial statements. A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Since 2003 there had been a lack of personnel with sufficient knowledge of US generally accepted accounting principles and SEC reporting requirements to ensure proper and timely evaluation of our financial activities and transactions. There has also been inadequate knowledge by these individuals of the application of certain technical interpretations of certain generally accepted accounting principles. To mitigate this weakness, in April 2007, we hired a full time Vice President of Finance and Accounting to oversee the preparation of the financial statements, SEC reports, and other accounting issues. As a result, our last three SEC filings have been filed on a timely basis.
Management has not conducted a complete evaluation of internal control over financial reporting for the three months ended March 31, 2008, but has clearly identified a lack of segregation of duties to be a potential material weakness in internal controls. Lack of segregation of duties is inherent to our company due to the small number of employees.
Our management will continue its efforts to remediate these material weaknesses through ongoing process improvements and the implementation of enhanced policies, engaging third-party financial and financial system consultants, and improving standards. Accordingly, the material weaknesses have not all been identified and are not yet remediated. No material weaknesses will be considered remediated until the remedial procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively. We cannot be certain that any measures we take will ensure that we implement and maintain adequate controls over our financial reporting processes and that we will remediate the material weakness. Any failure to implement required new or improved controls or to remediate the material weaknesses, or difficulties encountered in their implementation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements, or cause us to fail to meet our reporting obligations.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting which were identified in connection with the evaluation that occurred during the last quarter ended March 31, 2008, which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Barron Litigation
On May 19, 2008 Caneum and Barron Partners reached a settlement agreement. Under the terms of the settlement agreement all claims against Barron Partners by Caneum and all claims against Caneum by Barron Partners are paid in full and final satisfaction. Caneum has agreed to pay to Barron Partners a $500,000 settlement amount, of which forty percent will be paid within forty-eight hours of receipt of certain common stock certificates and common stock purchase warrants. The remaining balance is to be paid with three additional payments of twenty percent of the total settlement amount each within 30, 60, and 90 days after receipt of such common stock certificates and warrant. Barron Partners has agreed that following the initial forty percent payment, all common stock purchase warrants shall be cancelled, terminated, and of no future force or effect. In addition, Barron Partners shall relinquish any claim of ownership or right to any Caneum Series A Convertible Preferred Stock, Caneum common stock or warrants to purchase shares of Caneum common stock still held by Barron Partners, its agents, or representatives.
Publishing Concepts, L.P.
No Changes to those reported previously (10K 2007)
Item 2, Sale of Unregistered Securities
During the three months ended March 31, 2008 we issued $250,000 of promissory notes. The notes bear interest at 10% per annum payable quarterly in cash and have a March 31, 2011 maturity date. The Company will have the right to retire the notes for cash or to convert the principal and any unpaid interest into common shares of the Company at the lesser rate of a 25% discount to the ten-day average closing price of the common stock preceding the Maturity Date or $0.50. In the event of a change of control of the Company prior to the Maturity Date, 150% of the principal amount of the Note and any unpaid interest will be paid in cash as of the date of the change of control.
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

Caneum, Inc.
Date: May 20, 2008	By	/s/ Suki Mudan
Suki Mudan, President
(Principal Executive and Financial Officer)