Form 10-K/A
period 2007-12-31
CANEUM INC
filed 2008-07-07
CIK 1118961

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-K/A-1

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2007

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to __________

                      Commission File Number: 000-30874

                                 CANEUM, INC.
            (Exact name of Registrant as specified in its charter)

            NEVADA                                            33-0916900
State or other jurisdiction of                              I.R.S. Employer
incorporation or organization                              Identification No.

3101 West Coast Highway, Suite 400, Newport Beach, CA                92663
      (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code:  (949) 273-4000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes [ ]   No [X]

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.  [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  (1) Yes [X]  No [ ]   (2) Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer,"
and "smaller reporting company" in Rule 12b-2 of the Exchange Act.   (Check
one):

     Large Accelerated Filer  [ ]     Accelerated Filer          [ ]
     Non-Accelerated Filer    [ ]     Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant (6,443,405 shares) was $2,158,541, computed by reference to the average bid and asked price of the Common Stock ($0.335) as of April 9, 2008.

At April 9, 2008, there were 9,173,293 shares of the registrant's Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

                                    None


                               EXPLANATORY NOTE

     The Company inadvertently failed to file as an exhibit the consent of their independent registered public accounting firm, LevitZacks, for the use of their report dated April 9, 2008, related to the audit of the consolidated financial statements of the Company for the years ended December 31, 2007 and 2006, included in the Form 10-K for the year ended December 31, 2007. In addition, the Company inadvertently failed to file as an exhibit the consent of the chartered accountants for Caneum India Private Limited, Bansal & Co. for the use of their report dated March 20, 2008, related to the audit of the financial statements of Caneum India for the years ended December 31, 2007 and 2006. These are now attached to this filing.

     Also, the certifications required pursuant to Rule 13a-14(a) are included as exhibits with this amended report.

     This Amendment No. 1 continues to speak as of the date of the original Form 10-K for the year ended December 31, 2007, and the Company has not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with the Company's filings made with the SEC subsequent to the filing of the original Form 10 K on April 14, 2008.


                                   PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

     The following exhibits are filed with this report:

     23.1 Consent of LevitZacks, independent registered public accounting firm
     23.2 Consent of Bansal & Co., Chartered Accountants
     31.1 Rule 13a-14(a) Certification by Principal Executive Officer
     31.2 Rule 13a-14(a) Certification by Principal Financial Officer


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Caneum, Inc.

Date:  June 27, 2008                         By: /s/ Suki Mudan
                                                 Suki Mudan, President