Form 10-Q
period 2008-06-30
CANEUM INC
filed 2008-08-19
CIK 1118961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity stock, as of the latest practicable date: At August 14, 2008, there were 10,866,866 shares of our common stock outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
CANEUM, INC.
June 30, 2008 and December 31, 2007
Condensed Consolidated Balance Sheets
Assets

	June 30,	December 31,
	2008	2007
	Unaudited

CURRENT ASSETS
Cash and cash equivalents	$50,070	$46,280
Accounts receivable, net of allowance of $394,258 and $392,157, respectively	1,406,009	1,559,352
Accounts receivable from related parties, net of allowance of $153,852	47,240	111,010
Prepaid assets	82,969	134,764
Other current assets	32,180	33,202

Total current assets	1,618,468	1,884,608

LONG TERM ASSETS
Property & equipment, net	150,281	193,843
Intangibles, net	579,001	643,555
Goodwill	1,464,805	1,464,805
Other	34,060	32,264

TOTAL ASSETS	$3,846,615	$4,219,075

Note: The Balance Sheet at December 31, 2007, has been derived from the audited consolidated financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

CANEUM, INC.
June 30, 2008 and December 31, 2007
Condensed Consolidated Balance Sheets
Liabilities and Shareholders’ Equity

	June 30,	December 31,
	2008	2007
	Unaudited
CURRENT LIABILITIES
Accounts payable	$1,705,198	$1,552,870
Accrued expenses	48,313	25,975
Credit lines	1,190,450	1,231,694
Accrued payroll and related expenses	152,257	248,287
Deferred revenue	34,839	22,880
Current portion of installment loans	259,225	734,974
Other current liabilities	318,989	90,992

Total current liabilities	3,709,271	3,907,672

LONG TERM LIABILITIES
Current portion of installment loan reclassifed to non-current	—	200,000
Promissory notes — related party	625,000	—
Promissory notes	75,000	—
Installment loans, less current portion	433,672	17,894
Other non current liabilities	63,820	61,058

Total liabilities	4,906,763	4,186,624

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value 20,000,000 shares authorized, 0 and 3,332,500 shares issued and outstanding	—	3,332
Common stock, $0.001 par value 100,000,000 shares authorized, 10,453,513 and 8,896,368 shares issued and outstanding	10,452	8,895
Additional paid-in capital	8,869,394	8,708,827
Accumulated other comprehensive income	54,297	87,416
Accumulated deficit	(9,994,291)	(8,776,019)

Total shareholders’ equity (deficit)	(1,060,148)	32,451

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,846,615	$4,219,075

Note: The Balance Sheet at December 31, 2007, has been derived from the audited consolidated financial statements at that date.
See accompanying notes to unaudited condensed consolidated financial statements

CANEUM, INC.
Three and Six Months Ended June 30, 2008 and 2007
Condensed Consolidated Statements of
Operations and Comprehensive Income (Loss)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue	$3,282,784	$3,241,315	$6,519,408	$5,991,688

Cost of revenue	2,742,409	2,541,978	5,469,496	4,730,190

Gross profit	540,375	699,337	1,049,912	1,261,498

Operating expenses	1,124,476	1,187,839	2,203,847	2,297,794

Loss from operations	(584,101)	(488,502)	(1,153,935)	(1,036,296)

Other income (expense)
Interest expense, net	(57,363)	(51,531)	(112,669)	(104,023)
Gain (loss) on foreign exchange	53,308	(38,745)	63,146	(53,048)

Total other income (expense)	(4,055)	(90,276)	(49,523)	(157,071)

Minority interest	—	(11,974)	—	(80,352)

Loss before income tax	(588,156)	(590,752)	(1,203,458)	(1,273,719)

Income tax expense	(13,174)	(10,748)	(14,814)	(13,732)

Net loss	$(601,330)	$(601,500)	$(1,218,272)	$(1,287,451)

Basic and diluted net loss per common share	$(0.06)	$(0.07)	$(0.13)	$(0.16)

Weighted average number of common shares outstanding used in the calculation	9,534,667	8,045,480	9,293,810	7,996,050

Net loss	$(601,330)	$(601,500)	$(1,218,272)	$(1,287,451)

Comprehensive Income (Loss):
Foreign currency translation adjustment (Note 2)	(23,712)	55,869	(33,119)	69,925

Comprehensive Loss	$(625,042)	$(545,631)	$(1,251,391)	$(1,217,526)

See accompanying notes to unaudited condensed consolidated financial statements

CANEUM, INC.
June 30, 2008 and 2007
Condensed Consolidated Statements of Cash Flows
Unaudited

	For the Six Months Ended
	June 30,	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,218,272)	$(1,287,451)
Adjustments to reconcile net loss to net cash used in operating activities
Stock option compensation expense	241,864	299,212
Expenses paid by common stock issuances or committed issuances	292,070	317,003
Interest accreted to TierOne installment loans	—	34,538
Depreciation and amortization	49,789	33,946
Amortization of acquired intangibles	91,326	122,354
Bad debt expense	35,000	—
Minority interest	—	80,352
(Increase) decrease in
Accounts receivable	109,286	(1,070,247)
Prepaid assets and other current assets	43,549	(58,584)
Increase (decrease) in
Accounts payable and accrued expenses	201,467	698,495
Accrued payroll and related expenses	(37,910)	6,514
Deferred revenue	11,959	—
Other current liabilities	4,519	—

Net cash used in operating activities	(175,353)	(823,868)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of remaining interest of Continuum	—	(89,286)
Purchase of property & equipment	(17,185)	(36,802)
Sale of property & equipment	1,050	—

Net cash used in investing activities	(16,135)	(126,088)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of promissory notes	500,000	—
Payment of debt	(76,896)	(543,857)
Addition to debt	18,750	24,225
Repurchase of common and preferred shares	(200,000)	—
Increase (decrease) in credit lines	(41,244)	1,232,671

Net cash provided by financing activities	200,610	713,039

Effect of changes in foreign currency exchange rates on cash	(5,332)	19,028

Net increase (decrease) in cash and cash equivalents	3,790	(217,889)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,280	335,202

CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,070	$117,313

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$106,451	$72,745
Income taxes paid	$14,814	$13,732
See accompanying notes to unaudited condensed consolidated financial statements

Supplemental disclosure of non-cash investing and financing activities:
During the six months ended June 30, 2008, the Company converted $200,000 of installment debt due to the former Principals of Tier One into $200,000 Promissory Notes due in 2011.
During the six months ended June 30, 2008, the Company settled $50,457 of commission and payroll liabilities by issuance of 225,807 shares of common stock.
As of June 30, 2008, the Company accrued a $300,000 liability for remaining payments due to Barron Partners for repurchase of 3,332,500 shares of Preferred Stock and 330,397 shares of common stock.
During the six months ended June 30, 2007, the Company issued 260,761 common shares valued at $135,596 as part of the consideration given for the acquisition of the remaining 45% Minority Interest of Continuum Systems, Inc.
See accompanying notes to unaudited condensed consolidated financial statements

Caneum, Inc.,
Notes to Condensed Consolidated Financial Statements
June 30, 2008
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and with the rules and regulations of the Securities and Exchange Commission related to a quarterly reports on Form 10-Q. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. The interim financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.
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
June 30, 2008
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tier One Consulting, Inc., and the majority (55%) owned subsidiary, Caneum India Pvt. Ltd., formerly Continuum Systems Private Limited, an Indian corporation (“Continuum”) acquired on December 31, 2006. The remaining 45% of the outstanding stock of Caneum India was acquired on June 6, 2007, when Continuum became a wholly (100%) owned subsidiary of the Company. However one share is held by Suki Mudan, President of Caneum, Inc., as nominee shareholder but the beneficial ownership continues to be held by Caneum Asia Pacific Pte Limited. This was a requirement for compliance with Indian regulations which mandate that a company must have a minimum of two (2) shareholders. Continuum was renamed Caneum India Private Limited (“Caneum India”). This acquisition of Caneum India occurred through the Company’s wholly owned subsidiary, Caneum Asia Pacific PTE LTD. (“Caneum Asia Pacific”), formed in Singapore on December 21, 2006. The consolidated financial statements include 100% of the accounts of Caneum India from June 6, 2007, the date of acquisition of the remaining 45% of the outstanding stock. All significant inter-company balances and transactions have been eliminated upon consolidation.
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
June 30, 2008
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
June 30, 2008
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
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This standard is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 160 will have on our consolidated financial position and consolidated results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS 133”. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company currently engages in no hedging activities through use of derivative instruments.

Caneum, Inc.,
Notes to Condensed Consolidated Financial Statements
June 30, 2008
In May 2008, the FASB issued SFAS No.162 “The Hierarchy of General Accepted Accounting Principals”. This statement identifies the sources of accounting principals to be used in the preparation of financial statements of nongovernment entities that are presented in conformity with generally accepted accounting principals (GAAP) in the United States (the GAAP Hierarchy). This standard is not expected to have any impact on our financial statements.
NOTE 3 — GOING CONCERN UNCERTAINTY
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2008, the Company incurred a net loss of $1,218,272 and for the year ended December 31, 2007 the Company incurred a net loss of $2,966,415. As of June 30, 2008, the Company had negative working capital of $2,090,803 and an accumulated deficit of $9,994,291. These results and the Company’s reliance on obtaining investment funding raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are discussed below. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty; however, the company is also currently exploring merger options to achieve greater synergies
The net loss for 2007 includes a significant amount of non-recurrent expenses specifically related to legal, accounting, auditing and public filing expenses associated with the resulting restatement of our 2006 quarterly filings and the extended period of time and prolonged difficulties associated with the completion of our 2006 audit.
During the third quarter of 2008, management does not expect to continue to incur significant cash losses from operations. However, additional capital may be required to continue to fund the Company’s operations. Management is actively bridging cash shortfalls in 2008, by additional fund raising activities from both existing and new investors alike. A $1,000,000 private placement in the form of a Promissory Note (Note 4) was commenced in March 2008 and $500,000 has been raised since then. However, there can be no assurance that management will be successful with any additional fund raising activity.
In August 2008, the Company initiated a Services Agreement, whereby certain of its vendor liabilities are managed and paid by an outside company for a small mark up charge.

Caneum, Inc.,
Notes to Condensed Consolidated Financial Statements
June 30, 2008
NOTE 4 — PROMISSORY NOTES
As of June 30, 2008, the Company had issued $625,000 of Promissory Notes — Related Party. The notes bear interest at 10% per annum payable quarterly in cash and have a maturity date of March 31, 2011. The Company will have the right to retire the notes for cash or to convert the principal and any unpaid interest into common shares of the Company at the lesser rate of a 25% discount to the ten-day average closing price of the common stock preceding the Maturity Date or $0.50. In the event of a change of control of the Company prior to the Maturity Date, 150% of the principal amount of the Note and any unpaid interest will be paid in cash as of the date of the change of control.
During the six months ended June 30, 2008, the Company had issued an additional $75,000 of Promissory Notes to non-related parties. The notes were sold with the same terms and conditions as the Related Party notes.
NOTE 5 — RELATED PARTY TRANSACTIONS
On January 2, 2007, we entered into an agreement to pay $1,250 per month of the rent on office space of Curo Capital, LLC, a company controlled by Alan Knitowski, our Chairman, and Luan Dang, one of our directors. The agreement expires on December 31, 2008.
Customer
Our Chairman, Alan Knitowski, also serves on the Board of Directors and is an investor in Vootage, Inc. We provide Vootage with offshore software development resources located at our offices in India. The initial contract amount, entered into and fully earned during the year ended December 31, 2007, was $237,000 and a subsequent contract for recurring services in the amount of $45,760 per month was signed in July 2007. The contract was reduced to $15,680 per month in March 2008 then terminated in May 2008. As of June 30, 2008, $169,240 had not been collected and remained in accounts receivable from related parties. The Company has reserved $120,000 against this receivable at June 30, 2008.
Mr. Knitowski and our Vice Chairman, Mr. Luan Dang, serve on the board and are investors in Trycera Financial. We provided Trycera Financial with IT services of which $33,852 remains unpaid and has been fully reserved at June 30, 2008.

Caneum, Inc.,
Notes to Condensed Consolidated Financial Statements
June 30, 2008
NOTE 6 — TIER ONE TRANSACTION
On March 28, 2006, the Company acquired all of the outstanding stock of Tier One Consulting, Inc. The purchase price for the shares of Tier One was $2,971,700, of which $1,375,000 was paid at closing, $1,375,000 of which was to be paid in two equal installments of $687,500 on the first and second anniversary of the closing, and $13,333 which was payable monthly for two years. The related installment payables have been recorded at present value using a discount rate between 11% and 12% and the related discount will be accreted to interest expense through the payment dates. The installment payments are subject to adjustment for certain set-offs for any post-closing undisclosed liabilities of Tier One, enforcement of indemnification provisions by Tier One in the acquisition agreement, a decline in the EBIT calculation in the Tier One audited financial statements for 2005, or any increase or decrease in the estimated cost of the audit of the Tier One financial statements for 2005. The first anniversary payment was offset by $1,975 and reduced to $685,525. On March 28, 2007, we renegotiated the first anniversary payment and paid a total of $361,775 to Messrs Willner and Morris, with the balance of the adjusted first anniversary payment payable in installments of $10,000 each per month beginning in April, 2007. In March 2008, we converted $200,000 of the remaining balance into promissory notes due in 2011 (Note 4) and paid off the remaining balance of $23,948. In accordance with SFAS 6, the Company had reclassified the $200,000 converted amount as a non-current liability at December 31, 2007. The debt modifications are accounted for on a prospective basis.
The final installment of $687,500 initially due March 28, 2008, was refinanced into a series of thirty-nine monthly installment payments of $20,000 beginning May 15, 2008 and going through July 15, 2011, with a final payment of $10,031 due August 15, 2011. The note bears 8% interest and any remaining balance becomes immediately due upon change of control of the Company. The unpaid balance at June 30, 2008 was $661,670.
NOTE 7 — STOCK PLAN
The Company’s 2002 Stock Option/Stock Issuance Plan was amended effective June 8, 2006, to increase the number of shares authorized under the Plan to 15,000,000 shares. The Plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until December 1, 2010, whichever is earlier. Options that forfeited or canceled are added back into the Plan. At June 30, 2008 a total of 5,293,377 shares of common stock were available for grant under the plan and the company recognized share-based compensation expense in accordance with SFAS No. 123R, in the amount of $533,934 and $616,215 for the six months ended June 30, 2008 and 2007, respectively.
During the six months ended June 30, 2008, the Company issued 1,190,000 shares of restricted stock to members of the Board of Directors and certain other senior employees. The shares have vesting terms of one to four years and 1,050,000 shares would vest immediately upon change of control.

Caneum, Inc.,
Notes to Condensed Consolidated Financial Statements
June 30, 2008
As of June 30, 2008 there was $412,000 of total unrecognized compensation expense related to unvested stock options under the plan. The expense is expected to be recognized over a weighted average period of 1.5 years. In addition as of June 30, 2008, there was $278,740 of total unrecognized compensation expense related to unvested restricted stock under the plan. This expense is expected to be recognized over a weighted average period of 1.1 years. Because of its net operating losses, the Company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the six month period ended June 30, 2008 and 2007.
NOTE 8 — NOTES PAYABLE
Credit Lines
On February 12, 2007, the Company and its wholly owned subsidiary, Tier One Consulting, Inc. (“Tier One”), (collectively the “Borrower”) entered into a Business Financing Agreement (the “Credit Agreement”) with Bridge Bank, National Association (the “Lender”) that provides for an accounts receivable backed $1,500,000 revolving line of credit (the “Line of Credit”) with an interest rate of Prime + 1.75%. The effective date of the Credit Agreement was January 24, 2007. Effective April 9, 2008 the facility was renewed for an additional year. Under the Line of Credit, the Lender will make advances to the Borrower not exceeding the lesser of (i) $1,500,000 or (ii) 80% of the eligible accounts receivable; provided that at any time the Lender may establish a percentage of eligible accounts receivable greater or lesser than 80%. The Company paid a initial $15,000 facility fee to the Lender for entering into the Credit Agreement and an additional $15,000 facility fee upon renewal. The Credit Agreement provides that the Borrower will pay a fee based on a percentage of the amount of the Line of Credit on each anniversary of the Credit Agreement. The balance outstanding as of June 30, 2008 was $1,100,203.
As of June 30, 2008, the Company maintained a line of credit Wells Fargo Bank. Under the terms of the agreement there is no collateral for the line and the interest rate is variable in nature. The Company must pay the finance charge every month. The balance outstanding on the line was $90,247 at June 30, 2008, at an interest rate at that time of 7.25%.

Caneum, Inc.,
Notes to Condensed Consolidated Financial Statements
June 30, 2008
NOTE 9 — LITIGATION
Barron Litigation
On or about August 17, 2007, the Company filed a complaint against Barron Partners LP in the United States District Court for the Southern District of New York. The Complaint alleged that Barron committed numerous material breaches of the Stock Purchase Agreement it entered into with the Company on or about March 24, 2006, including by engaging in trading activity in Caneum common stock that violates the Stock Purchase Agreement. The Complaint seeks, inter alia, damages, attorneys’ fees, costs, and a declaratory judgment that Barron’s material breaches of the Stock Purchase Agreement excuse the Company from further performance under the Stock Purchase Agreement. In a letter dated August 9, 2007, Barron demanded that the Company issue 2,600,000 additional shares of preferred stock to Barron because the Company did not meet the Adjusted EBITDA goals provided in the Stock Purchase Agreement for the year ended December 31, 2006 as interpreted by Barron. The Company’s complaint alleged that Barron’s material breaches of the Stock Purchase Agreement excused the Company from any obligation to issue additional stock to Barron.
Barron Partners LP filed an answer to this complaint, denying the allegations in the Company’s complaint. Barron also filed a counterclaim alleging breach of contract for failure to meet the adjusted EBITDA goals, the Company’s failure to maintain the effectiveness of its registration statement, and its failure to maintain a quotation for its stock on the OTC Bulletin Board. Barron claimed damages in the amount of approximately 2,000,000 shares and an unspecified cash amount.
This litigation was settled out of court on May 19, 2008. Under the terms of our settlement agreement with Barron Partners, we paid them $200,000 on June 26, 2008, and they delivered for cancellation a stock certificate representing 330,397 shares of our common stock, a preferred stock certificate representing 3,332,500 shares of our Series A Convertible Preferred Stock, an A Warrant certificate for 3,640,000 shares, a B Warrant certificate for 2,000,000 shares, and a C Warrant certificate for 2,000,000 shares, all of which have been cancelled. The common shares were returned to the authorized but unissued shares of the Company. The next payment of $100,000 to Barron Partners was made on July 23, 2008, and the final payments of $100,000 each are due on or before August 22, 2008, and September 21, 2008, respectively.

Caneum, Inc.,
Notes to Condensed Consolidated Financial Statements
June 30, 2008
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
NOTE 10 — FACILITY LEASE
In September, 2007, the Company relocated into new premises. The Company executed two three year leases for approximately 3,400 square feet of office space located at 3101 West Coast Highway, Suite 400, Newport Beach, California, with initial monthly average rent of approximately $14,700, escalating by 2% in years two and three. The lease facilities in India are for lease terms expiring through 2011. Rent expense for our corporate office for the six months ended June 30, 2008 and 2007 was $90,816 and $32,613, respectively.
Future minimum lease commitments for our Newport Beach corporate office are:

2008	$89,203
2009	$181,447
2010	$138,365

Caneum, Inc.,
Notes to Condensed Consolidated Financial Statements
June 30, 2008
Rent expense for our Caneum India facilities for the six months ended June 30, 2008 was $26,449.
Future minimum lease commitments for our Caneum India offices are:

2008	$48,206
2009	$69,947
2010	$47,767
2011	$7,357
NOTE 11 — SUBSEQUENT EVENTS
In July 2008, we sold an additional $100,000 of promissory notes. The notes are unsecured, bear interest at 10% per annum and mature March 31, 2011. At maturity, the Company will have the right to retire the notes for cash or to convert the principal and any unpaid interest into common shares of the Company at the lessor of $0.50 per share or a 25% discount to the ten-day average closing price of the common stock proceeding the maturity date. In the event of change of control prior to the maturity date, 150% of the principal amount of the note and any unpaid interest will be paid in cash as of the date of the change of control.
In July 2008, the Company issued 400,000 restricted shares as a bonus to certain employees with vesting terms of two to three years. 150,000 shares would partially vest upon a corporate merger transaction.
In July 2008, the Company cancelled Gary Allhusen’s remaining 859,375 options following his April 2008 resignation as Executive Vice-President and Chief Operating Officer of the Company.
In August 2008, the Company cancelled Mike Willner’s and Rob Morris’ remaining 2,000,000 options following their May 2008 termination from serving as Executive Vice Presidents of the Company.
In August 2008, the Company initiated a Services Agreement, whereby certain of its vendor liabilities are managed and paid by an outside company for a small mark up charge.

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
Results of Operations
Three and Six months ended June 30, 2008, versus the Three and Six months ended June 30, 2007
Revenue
Revenue was $3,282,784 and $3,241,315 for the three months ended June 30, 2008 and 2007, respectively, representing an increase of $41,469 compared to the same period in the prior year (the “comparable prior year period”). An increasing proportion of our revenue came from our largest customer, DIRECTV, which accounted for almost 46% of our total revenues for the three months ended June 30, 2008. For the prior year period DIRECTV accounted for approximately 22% of our total revenue.

Revenue was $6,519,408 and $5,991,688 for the six months ended June 30, 2008 and 2007, respectively, representing an increase of $527,720 or 9% as compared to the same period in the prior year (the “comparable prior year period”). A significant portion of increase was due to expanded operations at out largest customer, DIRECTV, which accounted for almost 44% of our total revenues for the six months ended June 30, 2008. The other significant contribution to the revenue increase was increased BPO services through our wholly owned India subsidiary.
Cost of Revenue and Gross Profit
Cost of revenue was $2,742,409 and $2,541,978 for the three months ended June 30, 2008 and 2007, respectively, representing an increase of $200,431, or 8%. The increase was partly due to decreased margins as discussed below.
Cost of revenue was $5,469,496 and $4,730,190 for the six months ended June 30, 2008 and 2007, respectively, representing an increase of $739,306, or 16%. The increase was due to increased activity at DirecTV as described above, as well as decreased margins as discussed below.
Our gross margin percentages were 16% and 22% for the three months ended June 30, 2008 and 2007, respectively. The decrease in the gross margin percentages was the result of three factors: higher commission payments to recruiters, a lower proportion of permanent placements (which are typically much higher margins) and a decline in the volume of high margin business with one of our key clients, DIRECTV.
Our gross margin percentages were 16% and 21% for the six months ended June 30, 2008 and 2007, respectively. The decrease in the gross margin percentages was the result of three factors: higher commission payments to recruiters, a lower proportion of permanent placements (which are typically much higher margins) and a decline in the volume of high margin business with one of our key clients, DIRECTV.
Operating Expenses
Operating expenses were $1,124,476 and $1,187,839 for the three months ended June 30, 2008 and 2007, respectively, representing a decrease of $63,363 or 5%. A significant factor for the decrease was U.S. payroll and professional services, as described below offset by higher office rent of $32,321.

The major components of our operating expenses are as follows:
• Stock-Based Compensation expense and Expenses Paid by Stock Issuance were $363,825 and $280,323 for the three months ended June 30, 2008 and 2007, respectively. This represents a increase of $83,502 and is due to issuance of a stock bonus to each our Chairman and President valued at $60,000 offset by the lower value of our stock used as incentives for other services.
• U.S. Payroll and Related Expenses, (excluding stock based) amounted to $319,093 and $345,790 for the three months ended June 30, 2008 and 2007, respectively. The decrease of $26,697 or 8% resulted from the departure of three senior executives in April and May 2008.
• U.S. Professional Services, including legal, auditing and other consulting services amounted to $244,609 and $290,872 during the three months ended June 30, 2008 and 2007 respectively. The decrease of $46,263 was primarily attributable to the prior year period including increased audit and accounting costs due to the late filing of our Form 10-KSB for year ended December 31, 2006.
• Most expenses of our wholly-owned India subsidiary are a direct cost of revenue and are recoded as such. Operating expenses of our India subsidiary, excluding depreciation and amortization, were $105,300 and $62,161 for the three months ended June 30, 2008 and 2007, respectively.
Operating expenses were $2,203,847 and $2,297,794 for the six months ended June 30, 2008 and 2007, respectively, representing a decrease of $93,947 or 4%. A significant factor for the decrease was $82,281 less stock based compensation expense and expenses paid by stock issuance, as described below offset by higher office rent of $65,704.
The major components of our operating expenses are as follows:
• Stock-Based Compensation expense and Expenses Paid by Stock Issuance were $533,934 and $616,215 for the six months ended June 30, 2008 and 2007, respectively. This represents a decrease of $82,281 and principally results from the lower value of our stock used as incentives for services.
• U.S. Payroll and Related Expenses, (excluding stock based) amounted to $726,418 and $689,351 for the six months ended June 30, 2008 and 2007, respectively. The increase of $37,067 or 5% resulted from increased investment in infrastructure personal prior to the departure of three senior executives in April and May 2008.
• U.S. Professional Services, including legal, auditing and other consulting services amounted to $431,521 and $418,150 for the six months ended June 30, 2008 and 2007 respectively. The increase of $13,371 was primarily attributable to the legal costs associated with litigation against Barron Partners LP.
• Most expenses of our wholly-owned India subsidiary are a direct cost of revenue and are recoded as such. Operating expenses of our India subsidiary, excluding depreciation and amortization, were $214,332 and $115,955 for the six months ended June 30, 2008 and 2007, respectively.

Other Income (Expense)
For the three months ended June 30, 2008 we recorded other expense, net of $4,055 compared to other expense, net of $90,276 for the three months ended June 30, 2007. The decrease in other expense, net resulted from $53,308 of foreign exchange gain during the current year period versus $38,745 of foreign exchange loss during the prior year period. The foreign exchange gain and loss is due to our wholly owned subsidiary transacting business in currencies other than their functional currency. Net interest expense increased $5,832 from the prior year period primarily due to interest expense associated with our promissory note offering.
Other expense, net was $49,523 and $157,071 for the six months ended June 30, 2008 and 2007, respectively. The decrease in other expense was primarily the result of $63,146 of foreign exchange gain in the current year period versus $53,048 of foreign exchange loss in the prior year period. Net interest expense increased $8,646 from the prior year period due to interest expense associated with our promissory note offering as well as six months of borrowings on our Bridge Bank line of credit compared to only four months of borrowings in the prior year period.
Net loss
We incurred a net loss of $601,330 and $601,500 for the three months ended June 30, 2008 and 2007, respectively.
We incurred a net loss of $1,218,272 and $1,287,451 for the six months ended June 30, 2008 and 2007, respectively.
Liquidity and Capital Resources
Cash and cash equivalents were $50,070 and $117,313 as of June 30, 2008 and 2007, respectively.
Net cash used in operations was $175,353 for the six months ended June 30, 2008 compared to $823,868 used in operations for the six months ended June 30, 2007. Cash used in operations in the current year period was reduced due to timely collection of receivables as well as extension of payables. Besides our cash loss from operations, the prior year period use of cash was due to extension of receivables funded by borrowings on our Bridge Bank line of credit.
Net cash used in investing activities was $16,135 and $126,088 for the six months ended June 30, 2008 and 2007, respectively. The prior year period included $89,300 of acquisition expenditures for the remaining 45% Minority Interest of Continuum.

Net cash provided by financing activities was $200,610 for the six months ended June 30, 2008 compared to cash provided by financing activities of $713,039 for the six months ended June 30, 2007. During the current year period we repurchased from Barron Partners all outstanding convertible Preferred Shares and 330,397 common shares for $500,000, of which $200,000 was paid as of June 30, 2008. Following the repurchase, all of the shares were retired. The funds for the share repurchase were obtained by selling our convertible promissory notes. For the six months ended June 30, 2008 we raised $500,000 from the sales of convertible promissory notes. The current year also includes some reduction in notes payable to the prior Tier One shareholders as well as some reduction in our Bridge Bank line of credit. The prior year period included $1,232,671 of advances from our lines of credit, offset by principal payments of $467,700 to the prior Tier One shareholders, $50,000 to a prior shareholder of Continuum Systems (now wholly owned as Caneum India) and $26,157 of other debt.
In March 2008, in conjunction with our promissory note offering, we converted $200,000 of the Tier One principal balance into promissory notes due in 2011. The remaining balance of $23,948 for the first installment on the Tier One acquisition debt was also paid off in March 2008. The final installment of $687,500 initially due March 28, 2008, was refinanced into a series of thirty-nine monthly installment payments of $20,000 beginning May 15, 2008 and going through July 15, 2011, with a final payment of $10,031 due August 15, 2011. The note bears 8% interest and any remaining balance becomes immediately due upon change of control of the Company. The unpaid balance at June 30, 2008 was $661,670.
In August 2008, we initiated a Services Agreement, whereby certain of our vendor liabilities are managed and paid by an outside company for a small mark up charge.
Off-Balance Sheet Arrangements
During the six months ended June 30, 2008, we did not engage in any off-balance sheet arrangements.
Recent Accounting Pronouncements
Refer to Note 2 to the unaudited condensed consolidated financial statements for a discussion of the impact of recent accounting pronouncements.

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
Our controls and procedures are inadequate to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our disclosure controls and procedures are not designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an initial assessment that has not been completed yet, management has determined that the Company’s disclosure controls as of June 30, 2008, were ineffective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting which were identified in connection with the evaluation that occurred during the last quarter ended June 30, 2008, which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Barron Litigation
Under the terms of our settlement agreement with Barron Partners, we paid them $200,000 on June 26, 2008, and they delivered for cancellation a stock certificate representing 330,397 shares of our common stock, a preferred stock certificate representing 3,332,500 shares of our Series A Convertible Preferred Stock, an A Warrant certificate for 3,640,000 shares, a B Warrant certificate for 2,000,000 shares, and a C Warrant certificate for 2,000,000 shares, all of which have been cancelled. The common shares were returned to the authorized but unissued shares of the company. The next payment of $100,000 to Barron Partners was made on July 23, 2008, and the final payments of $100,000 each are due on or before August 22, 2008, and September 21, 2008, respectively.

Item 2. Unregistered Sales of Equity Securities
In February 2008, we commenced our offering of 10% promissory notes to raise a maximum of $1,000,000 (the “Note Offering”). The promissory notes are not payable until March 31, 2011 in cash or, at the option of the Company, in shares of common stock at a 25% discount to the ten-day average closing price of the common stock preceding such date or $0.50 per share whichever is less. Through the quarter ended June 30, 2008, we sold notes in the principal aggregate amount of $700,000 to the following persons:

Name	Investment Date	Investment Amount
Michael A. Willner	3/19/08	$100,000
Robert Morris	3/20/08	100,000
Ecewa Capital Group, LLC	3/25/08	50,000
Ecewa Capital Group, LLC	4/24/08	50,000
Matthew Portoni	4/27/08	25,000
Ecewa Capital Group, LLC	5/6/08	200,000
Charles Eckel	5/12/08	50,000
Avtar Singh Ranshi	5/14/08	100,000
Roger Goulette	5/27/08	25,000

TOTAL		$700,000

These notes were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Each Investor was an accredited investor at the time of the sale and delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the promissory representing the loans. Each investor also represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with the sale of the notes.
Item 6. Exhibits
The following exhibits are included as part of this report:

31.1	Rule 13a-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a) Certification by Principal Financial Officer

32	Section 1350 Certification of Principal Executive and Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Caneum, Inc.
Date: August 18, 2008	By:	/s/ Suki Mudan
Suki Mudan, President
(Principal Executive and Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Rule 13a-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a) Certification by Principal Financial Officer

32	Section 1350 Certification of Principal Executive and Financial Officer