Form 10-Q
period 2008-09-30
CANEUM INC
filed 2008-11-19
CIK 1118961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

❒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(1) Yes ☒    No ❒       (2) Yes  ☒    No  ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer  ❒                       Accelerated Filer  ❒                   Non-Accelerated Filer  ❒                   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ❒   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity stock, as of the latest practicable date:  At November 14, 2008, there were 11,134,985 shares of our common stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

Caneum, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007

	September 30,	December 31,
	2008	2007
	Unaudited
CURRENT ASSETS
Cash and cash equivalents	$79,900	$46,280
Accounts receivable, net of allowance of $416,903 and $392,157, respectively	1,253,065	1,559,352
Accounts receivable from related parties, net of allowance of $155,855	47,240	111,010
Prepaid assets	58,136	134,764
Other current assets	38,611	33,202

Total current assets	1,476,952	1,884,608

LONG TERM ASSETS
Property & equipment, net	92,657	193,843
Intangibles, net	107,821	643,555
Goodwill	1,464,805	1,464,805
Other	34,515	32,264

TOTAL ASSETS	$3,176,750	$4,219,075

CURRENT LIABILITIES
Accounts payable	$1,975,911	$1,552,870
Accrued expenses	96,659	25,975
Credit lines	967,989	1,231,694
Accrued payroll and related expenses	196,120	248,287
Deferred revenue	21,989	22,880
Current portion of installment loans	663,392	734,974
Other current liabilities	42,161	90,992

Total current liabilities	3,964,221	3,907,672

LONG TERM LIABILITIES
Current portion of installment loan reclassifed to non-current	-	200,000
Promissory notes - related party	890,000	-
Promissory notes	87,500	-
Installment loans, less current portion	3,232	17,894
Other non current liabilities	61,980	61,058

Total liabilities	5,006,933	4,186,624

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value 20,000,000 shares authorized, 0 and 3,332,500
shares issued and outstanding	-	3,332
Common stock, $0.001 par value 100,000,000 shares authorized, 11,134,985
and 8,896,368 shares issued and outstanding	11,133	8,895
Additional paid-in capital	9,082,719	8,708,827
Accumulated other comprehensive income (loss)	(54,431)	87,416
Accumulated deficit	(10,869,604)	(8,776,019)

Total shareholders' equity (deficit)	(1,830,183)	32,451

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,176,750	$4,219,075

Note: The balance Sheet at December 31, 2007, has been derived from the audited consolidated financial statements at that date

 See accompanying notes to unaudited condensed consolidated financial statements

Caneum, Inc.
Condensed Consolidated Statements of Operations
And Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended		Nine Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue	$2,644,029	$3,127,234	$9,163,437	$9,118,922

Cost of revenue	2,249,204	2,604,439	7,718,700	7,334,629

Gross profit	394,825	522,795	1,444,737	1,784,293

Operating expenses	852,639	1,329,297	3,056,486	3,627,091
Impairment loss	414,500	-	414,500	-

Loss from operations	(872,314)	(806,502)	(2,026,249)	(1,842,798)

Other income (expense)
Interest expense, net	(62,110)	(66,535)	(174,779)	(170,558)
Gain (loss) on foreign exchange	61,265	(20,396)	124,411	(73,444)
Other income (loss)	131	(7,512)	131	(7,512)
Total other income (expense)	(714)	(94,443)	(50,237)	(251,514)

Minority interest	-	-	-	(80,352)

Loss before income tax	(873,028)	(900,945)	(2,076,486)	(2,174,664)

Income tax expense	(2,285)	(18,242)	(17,099)	(31,974)

Net loss	$(875,313)	$(919,187)	$(2,093,585)	$(2,206,638)

Basic and diluted net loss per common share	$(0.09)	$(0.11)	$(0.23)	$(0.27)

Weighted average number of common shares
outstanding used in the calculation	9,574,634	8,234,603	9,268,886	8,076,148

Net loss	$(875,313)	$(919,187)	$(2,093,585)	$(2,206,638)

Comprehensive income (loss):
Foreign currency translation adjustment (Note 2)	(108,728)	23,259	(141,847)	93,184
Comprehensive loss	$(984,041)	$(895,928)	$(2,235,432)	$(2,113,454)

 See accompanying notes to unaudited condensed consolidated financial statements

Caneum, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007

	For the Nine Months Ended
	Sept 30,	Sept 30,
	2008	2007
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,093,585)	$(2,206,638)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock option compensation expense	284,811	435,990
Expenses paid by common stock issuances or committed issuances	463,130	431,730
Interest accreted to TierOne installment loans	-	52,548
Depreciation and amortization	69,761	61,264
Amortization of acquired intangibles	131,603	172,888
Impairment of acquired intangibles	394,500	-
Impairment of property and equipment	20,000	7,512
Bad debt expense	75,698	40,000
Minority interest	-	80,352
(Increase) decrease in:
Accounts receivable	159,669	(947,824)
Prepaid assets and other current assets	55,216	(108,575)
Increase (decrease) in:
Accounts payable and accrued expenses	521,795	649,826
Accrued payroll and related expenses	9,638	170,727
Deferred revenue	(891)	22,880
Other current liabilities	29,492	-

Net cash provided by (used in) operating activities	120,837	(1,137,320)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of remaining interest of Continuum	-	(89,286)
Purchase of property & equipment	(20,083)	(71,487)
Sale of property & equipment	13,107	-

Net cash used in investing activities	(6,976)	(160,773)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of promissory notes	777,500	-
Payment of debt	(102,138)	(650,870)
Addition to debt	18,750	24,225
Bank overdraft	-	133,958
Repurchase of common and preferred shares and warrants	(500,000)	-
Increase (decrease) in credit lines, net	(263,705)	1,525,660

Net cash provided by (used in) financing activities	(69,593)	1,032,973

Effect of changes in foreign currency exchange rates on cash	(10,648)	21,013

Net increase (decrease) in cash and cash equivalents	33,620	(244,107)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,280	335,202

CASH AND CASH EQUIVALENTS, END OF PERIOD	$79,900	$91,095

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$169,817	$121,306

Income taxes paid	$14,814	$31,974

 See accompanying notes to unaudited condensed consolidated financial statements

Supplemental disclosure of non-cash investing and financing activities:

During the nine months ended September 30, 2008, the Company converted $200,000 of installment debt due to the former Principals of Tier One into $200,000 Promissory Notes due in 2011.

During the nine months ended September 30, 2008, the Company settled $50,457 of commission and payroll liabilities from the prior year period by issuance of 225,807 shares of common stock.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and with the rules and regulations of the Securities and Exchange Commission related to a quarterly report on Form 10-Q.  Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. The interim financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented.  Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

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

Comprehensive Income

The Company accounts for comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. The Company reports the accumulated balance of other comprehensive income or loss separately in the shareholders’ equity section of the consolidated balance sheets. The only component of other comprehensive income is the foreign currency translation adjustment.

Fair Value of Financial Instruments

The Company considers the face value amount of cash, accounts receivable, accounts payable, credit lines and other short-term instruments to be at their fair value due to their short-term nature. The Company has recorded the final installment note to the former principals of Tier One and promissory notes payable at face value plus accrued interest. Their fair values are not determinable as the final installment note to the former principals of Tier One is in default and the majority of the promissory notes were issued to related parties

New Accounting Pronouncements

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

NOTE 3 - GOING CONCERN UNCERTAINTY

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2008, the Company incurred a net loss of $2,093,585 and for the year ended December 31, 2007 the Company incurred a net loss of $2,966,415.  As of September 30, 2008, the Company had negative working capital of $2,487,269 and an accumulated deficit of $10,869,604. These results and the Company’s reliance on obtaining investment funding raise substantial doubt about the Company’s ability to continue as a going concern. However, management is currently exploring merger options which due to greater synergies and expanded operations could lead to additional funding allowing the Company to continue operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – IMPAIRMENT OF LONG-LIVED ASSETS

During the three months ended September 30, 2008, the Company recorded an impairment charge in the amount of $304,500 for the Tier One customer list  and $90,000 for the Tier One trade name acquired in the Tier One acquisition.  The intangible assets were deemed impaired due to departure of the Tier One executives and several customers.  The fair value of the remaining customers acquired from Tier One was determined using the projected discounted cash flow profit from these customers.  The remaining value of intangible assets, excluding goodwill, as of September 30, 2008 was $107,821.

During the three months ended September 30, 2008, the Company recorded an impairment charge of $20,000 for its property and equipment.  Due to a significant decrease in personnel and operations, the Company anticipates liquidation of certain of its property and equipment and has adjusted the carrying value to the estimated fair value of the property and equipment, less disposal costs. The remaining book value of property and equipment as of September 30, 2008 was $92,657.

NOTE 5 — PROMISSORY NOTES

During the nine months ended September 30, 2008, the Company  issued $890,000 of Promissory Notes – Related Party. The notes bear interest at 10% per annum payable quarterly in cash and have a maturity date of March 31, 2011. The Company has the right to retire the notes for cash or to convert the principal and any unpaid interest into common shares of the Company at the lesser rate of a 25% discount to the ten-day average closing price of the common stock preceding the Maturity Date or $0.50. In the event of a change of control of the Company prior to the Maturity Date, 150% of the principal amount of the Note and any unpaid interest will be paid in cash as of the date of the change of control.

In addition, during the nine months ended September 30, 2008, the Company issued $87,500 of additional Promissory Notes to non-related parties. The notes were sold with the same terms and conditions as the Related Party notes.

NOTE 6 — RELATED PARTY TRANSACTIONS

On January 2, 2007, we entered into an agreement to pay $1,250 per month of the rent on office space of Curo Capital, LLC, a company controlled by Alan Knitowski, our Chairman, and Luan Dang, one of our directors.

Customer

Our Chairman, Alan Knitowski, also serves on the Board of Directors and is an investor in Vootage, Inc.  We provide Vootage with offshore software development resources located at our offices in India.  The initial contract amount, entered into and fully earned during the year ended December 31, 2007, was $237,000 and a subsequent contract for recurring services in the amount of $45,760 per month was signed in July 2007.  The contract was reduced to $15,680 per month in March 2008 then terminated in May 2008.   As of September 30, 2008, $165,240 had not been collected and remained in accounts receivable from related parties.  The Company has reserved $120,000 against this receivable at September 30, 2008.

Mr. Knitowski and our Vice Chairman, Mr. Luan Dang, serve on the board and are investors in Trycera Financial. We provided Trycera Financial with IT services of which $33,852 remains unpaid and has been fully reserved at September 30, 2008.

NOTE 7 — TIER ONE TRANSACTION

On March 28, 2006, the Company acquired all of the outstanding stock of Tier One Consulting, Inc.  The purchase price for the shares of Tier One was $2,971,700, of which $1,375,000 was paid at closing, $1,375,000 of which was to be paid in two equal installments of $687,500 on the first and second anniversary of the closing, and $13,333 which was payable monthly for two years.  The related installment payables have been recorded at present value using a discount rate between 11% and 12% and the related discount will be accreted to interest expense through the payment dates.  The installment payments are subject to adjustment for certain set-offs for any post-closing undisclosed liabilities of Tier One, enforcement of indemnification provisions by Tier One in the acquisition agreement, a decline in the EBIT calculation in the Tier One audited financial statements for 2005, or any increase or decrease in the estimated cost of the audit of the Tier One financial statements for 2005.  The first anniversary payment was offset by $1,975 and reduced to $685,525. On March 28, 2007, we renegotiated the first anniversary payment and paid a total of $361,775 to Messrs Willner and Morris, with the balance of the adjusted first anniversary payment payable in installments of $10,000 each per month beginning in April, 2007.   In March 2008, we converted $200,000 of the remaining balance into promissory notes due in 2011 (Note 5) and paid off the remaining balance of $23,948.  In accordance with SFAS 6, the Company reclassified the $200,000 converted amount as a non-current liability at December 31, 2007.  The debt modifications are accounted for on a prospective basis.

The final installment of $687,500 initially due March 28, 2008, was refinanced into a series of thirty-nine monthly installment payments of $20,000 beginning May 15, 2008 and going through July 15, 2011, with a final payment of $10,031 due August 15, 2011. Beginning in July 2008, the Company was unable to continue full payments and in October 2008 discontinued all payments. The note bears 8% interest and any remaining balance becomes immediately due upon change of control of the Company.  The unpaid balance at September 30, 2008 was $654,892 and the full amount has been recorded as a current liability.

NOTE 8 — STOCK PLAN

At September 30, 2008 a total of 6,638,430 shares of common stock were available for grant under the Plan and the Company recognized share-based compensation expense in accordance with SFAS No. 123R, in the amount of $747,941 and $867,720 for the nine months ended September 30, 2008 and 2007, respectively.

During the nine months ended September 30, 2008, the Company issued 1,590,000 shares of restricted stock to members of the Board of Directors and certain other employees.  The shares have vesting terms of one to four years and 1,050,000 shares would vest immediately upon any change of control and another 400,000 would vest upon a certain merger transaction.

As of September 30, 2008 there was $202,500 of total unrecognized compensation expense related to unvested stock options under the plan.  The expense is expected to be recognized over a weighted average period of 1.4 years. In addition as of September 30, 2008, there was estimated $272,500 of total unrecognized compensation expense related to unvested restricted stock under the plan.  This expense is expected to be recognized over a weighted average period of 0.9 years. Because of its net operating losses, the Company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the nine month period ended September 30, 2008 and 2007.

NOTE 9 — NOTES PAYABLE

Credit Lines

On February 12, 2007, the Company and its wholly owned subsidiary, Tier One Consulting, Inc. (“Tier One”), (collectively the “Borrower”) entered into a Business Financing Agreement (the “Credit Agreement”) with Bridge Bank, National Association (the “Lender”) that provides for an accounts receivable backed $1,500,000 revolving line of credit (the “Line of Credit”) with an interest rate of Prime + 2.00%.  The effective date of the Credit Agreement was January 24, 2007. Effective April 9, 2008 the facility was renewed for an additional year.  Then in October, the Company determined that it would not be able to meet certain financial covenants of the agreement and on October 14, 2008 entered into an amended and restated business financing agreement (Amended Credit Agreement) with Bridge Bank which provides for an accounts receivable line of credit rather than a revolving line of credit.  Under the new agreement, the Company will pay a processing fee at the time each advance is made on a receivable funded. The credit limit on the Amended Credit Agreement is $1,200,000 and the amount of each advance shall be 80% of the receivable, subject to adjustment by the Lender in the rate of advances.  The Company paid a $15,000 facility fee upon renewal in April 2008 which was carry over to the amended agreement through March 31, 2009. Advances made under the Amended Credit Agreement will bear interest at the greater of the prime rate as published by the Wall Street Journal or an agreed percentage rate.  Either party may terminate the Amended Credit Agreement at any time. The balance outstanding as of September 30, 2008 was $879,143.

As of September 30, 2008, the Company maintained a line of credit Wells Fargo Bank.  Under the terms of the agreement there is no collateral for the line and the interest rate is variable in nature.  The Company must pay the finance charge every month.  The balance outstanding on the line was $88,846 at September 30, 2008, at an interest rate at that time of 7.25%.

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

This litigation was settled out of court on May 19, 2008.  Under the terms of our settlement agreement with Barron Partners, we paid them $200,000 on June 26, 2008, and they delivered for cancellation a stock certificate representing 330,397 shares of our common stock, a preferred stock certificate representing 3,332,500 shares of our Series A Convertible Preferred Stock, an A Warrant certificate for 3,640,000 shares, a B Warrant certificate for 2,000,000 shares, and a C Warrant certificate for 2,000,000 shares, all of which have been cancelled.  The common shares were returned to the authorized but unissued shares of the Company.  The Company subsequently made three payments of $100,000 each to Barron Partners on July 23, 2008, August 21, 2008, and September 22, 2008, which completed the Company’s obligations under the settlement agreement.

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

Publishing Concepts, L.P.

On September 27, 2007, the Company filed a complaint in the District Court of Dallas County, Texas, against Publishing Concepts, L.P., doing business as PCI, for failure to pay an invoice in the amount of $101,734 for services rendered to PCI by the Company.  On October 22, 2007, PCI filed an answer generally denying the allegations contained in the Company’s complaint.  It also alleged affirmative defenses that the Company overcharged PCI for the services due to the poor quality of the work performed and that therefore, PCI is due credits or offsets from the fees owed.  The Company intends to pursue this matter vigorously.

NOTE 11 – FACILITY LEASE

In September 2007, the Company relocated into new premises.  The Company executed two three year leases for approximately 3,400 square feet of office space located at 3101 West Coast Highway, Suite 400, Newport Beach, California, with initial monthly average rent of approximately $14,700, escalating by 2% in years two and three.  In August and September, the Company requested and was granted 50% rent deferral from the landlord, to be paid at a later date.  The lease facilities in India are for lease terms expiring through 2011. Rent expense for our corporate office for the nine months ended September 30, 2008 and 2007 was $143,387 and $60,399, respectively.

Future minimum lease commitments for our Newport Beach corporate office are:

2008                                           $  45,108
2009                                           $181,447
2010                                           $138,365

Rent expense for our Caneum India offices for the nine months ended September 30, 2008 was $74,975.

Future minimum lease commitments for our Caneum India offices are:

2008                                           $21,813
2009                                           $63,302
2010                                           $43,229
2011                                           $  6,658

NOTE 12 – SUBSEQUENT EVENTS

In October 2008, the Company issued for cash an additional $122,500 of promissory notes.  The notes are unsecured, bear interest at 10% per annum and mature March 31, 2011.  At maturity, the Company will have the right to retire the notes for cash or to convert the principal and any unpaid interest into common shares of the Company at the lesser of $0.50 per share or a 25% discount to the ten-day average closing price of the common stock preceding the maturity date.  In the event of change of control prior to the maturity date, 150% of the principal amount of the note and any unpaid interest will be paid in cash as of the date of the change of control.

In October 2008, the Company refunded to its Chairman $40,000 which he had advanced until additional funds were obtained from the Company’s promissory note offering.

In October 2008, the Company cancelled 287,500 un-vested restricted shares upon resignation of two employees.

In October and November 2008, the Company was unable to pay its monthly rent in the amount of $29,396, which has been deferred until a later date.

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

Overview

We are a global provider of business process and information technology outsourcing services across vertical industries, including technology, energy, government, transportation, financial services, education and healthcare. We provide a suite of business strategies and planning capabilities to assist companies with their outsourcing decisions in the areas of data, network, product development, product maintenance and customer support, and fulfill our services in-house, on-shore and off-shore, depending on the business goals and objectives of our global customers. In parallel, we are opportunistically pursuing accretive acquisitions within our core outsourcing service suite in order to broaden our core capabilities, expand our customer base and supplement our organic growth.

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

Results of Operations

Three and Nine months ended September 30, 2008, versus the Three and Nine months ended September 30, 2007

Revenue

Revenue was $2,644,029 and $3,127,234 for the three months ended September 30, 2008 and 2007, respectively, representing a decrease of $483,205, or approximately 15%, compared to the same period in the prior year (the “comparable prior year period”). An increasing proportion of our revenue came from our largest customer, DIRECTV, which accounted for almost 54% of our total revenue for the three months ended September 30, 2008. For the prior year period DIRECTV accounted for approximately 29% of our total revenue. Expanded operations at DIRECTV were offset by reduced revenue at other customers such as Los Angeles Unified School District which accounted for 10% of our revenue in the prior year period and loss of customers such as Countrywide which accounted for 6% of our revenue in the prior year period.  Beginning in the fourth quarter of 2008, we are expecting significant revenue reduction due to economic conditions as well as loss of business development personnel.

Revenue was $9,163,437 and $9,118,922 for the nine months ended September 30, 2008 and 2007, respectively, representing an increase of $44,515, or less than 1% compared to the comparable prior year period. Over 47% of our total revenue for the nine months ended September 30, 2008 was due to expanded operations at our largest customer, DIRECTV, this compares to DIRECTV contributing 22% of our total revenue during the prior year period.  Expanded operations at DIRECTV were offset by reduced revenue at other customers such as Los Angeles Unified School District which accounted for 12% of our revenue in the prior year period and loss of customers such as Keane which accounted for 7% of our revenue in the prior year period. Beginning in the fourth quarter of 2008, we are expecting significant revenue reduction due to economic conditions as well as loss of business development personnel.

Cost of Revenue and Gross Profit

Cost of revenue was $2,249,409 and $2,604,439 for the three months ended September 30, 2008 and 2007, respectively, representing a decrease of $355,236, or 14%. The decrease was due to decreased revenue as discussed above. Beginning in the fourth quarter of 2008, we are expecting significant cost of revenue reduction due to the revenue reduction previously discussed.

Cost of revenue was $7,718,700 and $7,334,629 for the nine months ended September 30, 2008 and 2007, respectively, representing an increase of $384,071, or 5%. The increase was primarily due to decreased margins as discussed below. Beginning in the fourth quarter of 2008, we are expecting significant cost of revenue reduction due to the revenue reduction previously discussed.

Our gross margin percentages were 15% and 17% for the three months ended September 30, 2008 and 2007, respectively. The decrease in the gross margin percentages was the result of three factors: higher commission payments to recruiters, a lower proportion of permanent placements (which are typically much higher margins) and a decline in margins at one of our key clients, DIRECTV. Beginning in the fourth quarter of 2008, we are expecting significant gross profit reduction due to the revenue reduction previously discussed. However, we may see slight margin percentage improvement due to lower commission payments.

Our gross margin percentages were 16% and 20% for the nine months ended September 30, 2008 and 2007, respectively. The decrease in the gross margin percentages was the result of three factors: higher commission payments to recruiters, a lower proportion of permanent placements (which are typically much higher margins) and a decline in the volume of high margin business with one of our key clients, DIRECTV. Beginning in the fourth quarter of 2008, we are expecting significant gross profit reduction due to the revenue reduction previously discussed. However, we may see slight margin percentage improvement due to lower commission payments.

Operating Expenses

Operating expenses were $852,639 and $1,329,297 for the three months ended September 30, 2008 and 2007, respectively, representing a decrease of $476,658 or 36%. A significant factor for the decrease was U.S. payroll and professional services, as described below offset by higher office rent of $36,071. Beginning in the fourth quarter of 2008, we are expecting significant operating expense reduction due to loss of personnel as well as other cost savings measures.

The major components of our operating expenses are as follows:

·
Stock-Based Compensation expense and Expenses Paid by Stock Issuance were $214,007 and $251,505 for the three months ended September 30, 2008 and 2007, respectively. This represents a decrease of $37,498 and is due to increased use of restricted stock compensation rather than stock option compensation.

·
U.S. Payroll and Related Expenses, (excluding stock based) amounted to $258,665 and $412,415 for the three months ended September 30, 2008 and 2007, respectively. The decrease of $153,750 resulted from the departure of three senior executives in April and May 2008.

·
U.S. Professional Services, including legal, auditing and other consulting services amounted to $65,885 and $321,754 during the three months ended September 30, 2008 and 2007 respectively. The decrease of $255,869 was primarily attributable to the prior year period including excess audit and accounting costs due to restatement of 2006 quarterly reports and legal fees associated with litigation.

·
Most expenses of our wholly-owned India subsidiary are a direct cost of revenue and are recoded as such.  Operating expenses of our India subsidiary, excluding depreciation and amortization, were $120,306 and $54,275 for the three months ended September 30, 2008 and 2007, respectively.

Operating expenses were $3,056,486 and $3,627,091 for the nine months ended September 30, 2008 and 2007, respectively, representing a decrease of $570,605 or 16%. Significant factors for the decrease are described below, and are offset by higher office rent expense of $98,988. Beginning in the fourth quarter of 2008, we are expecting significant operating expense reduction due to loss of personal as well as other cost savings measures.

The major components of our operating expenses are as follows:

·
Stock-Based Compensation expense and Expenses Paid by Stock Issuance were $747,941 and $867,720 for the nine months ended September 30, 2008 and 2007, respectively. This represents a decrease of $119,779 and principally results from the lower value of our stock used as incentives for services.

·
U.S. Payroll and Related Expenses, (excluding stock based) amounted to $985,084 and $1,101,766 for the nine months ended September 30, 2008 and 2007, respectively. The decrease of $116,682 or 11% resulted from the departure of three senior executives in April and May 2008.

·
U.S. Professional Services, including legal, auditing and other consulting services amounted to $497,406 and $739,904 for the nine months ended September 30, 2008 and 2007 respectively. The decrease of $242,498 was primarily attributable to the prior year’s excess accounting and auditing costs associated with restatement of our 2006 quarterly results.

·
Most expenses of our wholly-owned India subsidiary are a direct cost of revenue and are recoded as such.  Operating expenses of our India subsidiary, excluding depreciation and amortization, were $334,638 and $170,230 for the nine months ended September 30, 2008 and 2007, respectively.

Impairment loss

For the three and nine months ended September 30, 2008 we recorded $394,500 of impairment charges related to customer list and the trade name acquired with the acquisition of Tier One and $20,000 impairment of property and equipment anticipated to be liquidated.  The intangible assets were deemed impaired due to departure of the Tier One executives and several customers.  The fair value of the remaining customers acquired with the acquisition of Tier One was determined using the projected discounted cash flow profit from these customers.

Other Income (Expense)

For the three months ended September 30, 2008 we recorded other expense, net of $714 compared to other expense, net of $94,443 for the three months ended September 30, 2007.  The decrease in other expense resulted from $61,265 of foreign exchange gain during the current year period versus $20,396 of foreign exchange loss during the prior year period. The foreign exchange gain and loss is due to our wholly owned subsidiary transacting business in currencies other than their functional currency.  Net interest expense decreased $4,425 from the prior year period primarily due decreased debt on our Bridge Bank line of credit offset by interest expense associated with our promissory note offering.

Other expense, net was $50,237 and $251,514 for the nine months ended September 30, 2008 and 2007, respectively. The decrease in other expense was primarily the result of $124,411 of foreign exchange gain in the current year period versus $73,444 of foreign exchange loss in the prior year period.  Net interest expense increased $4,221 from the prior year period due to interest expense associated with our promissory note offering as well as nine months of borrowings on our Bridge Bank line of credit compared to only seven months of borrowings in the prior year period.

Net loss

We incurred a net loss of $875,313 and $919,187 for the three months ended September 30, 2008 and 2007, respectively. We are expecting a net loss reduction in the fourth quarter due to cost savings measures.

We incurred a net loss of $2,093,585 and $2,206,638 for the nine months ended September 30, 2008 and 2007, respectively. We are expecting a net loss reduction in the fourth quarter due to cost savings measures.

Liquidity and Capital Resources

Cash and cash equivalents were $79,900 and $91,095 as of September 30, 2008 and 2007, respectively.

Net cash provided by operations was $120,837 for the nine months ended September 30, 2008 and was primarily due to extension of payables, as well as timely collection of accounts receivable.  This compares to $1,137,320 used in operations for the nine months ended September 30, 2007. The greater amount of cash used in operations during the prior year period was primarily due to slow collection of accounts receivable offset by extension of payables.

Net cash used in investing activities was $6,976 and $160,773 for the nine months ended September 30, 2008 and 2007, respectively.  The prior year period included $89,300 of acquisition expenditures for the remaining 45% Interest of Continuum.

Net cash used in financing activities was $69,593 for the nine months ended September 30, 2008 compared to net cash provided by financing activities of $1,032,973 for the nine months ended September 30, 2007.  During the current year period we repurchased from Barron Partners all outstanding convertible Preferred Shares, 330,397 common shares, and warrants for $500,000.  Following the repurchase, all of the shares and warrants were retired.  The funds for the repurchase were obtained by issuing for cash our promissory notes.  For the nine months ended September 30, 2008 we raised $777,500 from the issuance of promissory notes. The current year also includes reduction in notes payable to the prior Tier One shareholders as well as some reduction in our Bridge Bank line of credit.  The prior year period included $1,525,660 of net advances from our lines of credit, offset by principal payments of $561,606 to the prior Tier One shareholders and a $50,000 payment to a prior shareholder of Continuum Systems (now wholly owned as Caneum India).

In March 2008, in conjunction with our promissory note offering, we converted $200,000 of the Tier One principal balance into promissory notes due in 2011.  The remaining balance of $23,948 for the first installment on the Tier One acquisition debt was also paid off in March 2008.  The final installment of $687,500 initially due March 28, 2008, was refinanced into a series of thirty-nine monthly installment payments of $20,000 beginning May 15, 2008 and going through July 15, 2011, with a final payment of $10,031 due August 15, 2011.  Beginning in July 2008, we were unable to continue full payments and in October 2008 discontinued payments. The note bears 8% interest and any remaining balance becomes immediately due upon change of control of the Company. The unpaid balance at September 30, 2008 was $654,892 and the full amount has been recorded as a current liability.

In August 2008, we initiated a Services Agreement, whereby certain of our vendor liabilities are managed and paid by an outside company for a small mark up charge.  As of September 30, 2008 total amount due to this vendor was $217,781 including mark up charges of $16,180.

Our current cash position is very limited placing great constraint on our operations.  Without additional funding, we will not be able to continue operations beyond the foreseeable future.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2008, we did not engage in any off-balance sheet arrangements.

Recent Accounting Pronouncements

Refer to Note 2 to the unaudited condensed consolidated financial statements for a discussion of the impact of recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the information required by this item.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

Upon our initial evaluation, our senior management identified several material weaknesses in our disclosure controls and procedures and internal control over financial reporting. We continue to investigate these weaknesses further and continue to apply compensating procedures and processes, as necessary and within the constraints of our financial means, to ensure the reliability of our financial reporting and are evaluating and intend to adopt measures designed to remediate any weaknesses.

Our controls and procedures are inadequate to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our disclosure controls and procedures are not designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an initial assessment that has not been completed yet, management has determined that the Company’s disclosure controls as of September 30, 2008, were ineffective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting which were identified in connection with the evaluation that occurred during the last quarter ended September 30, 2008, which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

Barron Litigation

Under the terms of our settlement agreement with Barron Partners, we paid them $200,000 on June 26, 2008, and they delivered for cancellation a stock certificate representing 330,397 shares of our common stock, a preferred stock certificate representing 3,332,500 shares of our Series A Convertible Preferred Stock, an A Warrant certificate for 3,640,000 shares, a B Warrant certificate for 2,000,000 shares, and a C Warrant certificate for 2,000,000 shares, all of which have been cancelled.  The common shares were returned to the authorized but unissued shares of the company.  The Company subsequently made three payments of $100,000 each to Barron Partners on July 23, 2008, August 21, 2008, and September 22, 2008, which completed the Company’s obligations under the settlement agreement.

Item 2.  Unregistered Sales of Equity Securities

(a)           In February 2008, we commenced our offering of 10% promissory notes to raise a maximum of $1,000,000 (the “Note Offering”).  The promissory notes are payable March 31, 2011 in cash or, at the option of the Company, in shares of common stock at a 25% discount to the ten-day average closing price of the common stock preceding such date, or $0.50 per share whichever is less.  During the six months ended June 30, 2008, the Company issued notes in the principal amount of $700,000 in the Note Offering, which were reported in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008.  During the quarter ended September 30, 2008, we issued additional notes in the principal aggregate amount of $277,500 to the following persons:

Name	Investment Date	Investment Amount
Knitowski Family Trust	7/21/08	100,000
Curo Capital Appreciation Fund I LLC	8/19/08	100,000
Hans Erickson	8/29/08	12,500
Curo Capital Appreciation Fund I LLC	9/19/08	50,000
Avtar Singh Ranshi	9/24/08	15,000
TOTAL		$277,500

These notes were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Each Investor was an accredited investor at the time of the sale and delivered appropriate investment representations with respect to this issuance and consented to the imposition of restrictive legends upon the promissory representing the loans.  Each investor also represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  No underwriting discounts or commissions were paid in connection with the sale of the notes.

(b)           In May 2008, the Company settled its litigation with Barron Partners.  Under the terms of the settlement agreement, the Company paid Barron Partners a total of $500,000.  In return Barron Partners delivered for cancellation a stock certificate representing 330,397 shares of the Company’s common stock, the sole class of equity securities that is registered by the Company pursuant to section 12 of the Exchange Act, a preferred stock certificate representing 3,332,500 shares of our Series A Convertible Preferred Stock, an A Warrant certificate for 3,640,000 shares, a B Warrant certificate for 2,000,000 shares, and a C Warrant certificate for 2,000,000 shares.  The common shares were returned to the transfer agent during the quarter ended September 30, 2008, and cancelled.  These common shares were returned to the authorized but unissued shares of the Company.

Item 3.  Defaults Upon Senior Securities

On March 28, 2006, the Company acquired all of the outstanding stock of Tier One Consulting, Inc.  The final purchase price installment of $687,500 initially due March 28, 2008, was refinanced in May 2008, into a series of thirty-nine monthly installment payments of $20,000 beginning May 15, 2008 and going through July 15, 2011, with a final payment of $10,031 due August 15, 2011. Beginning in July 2008, the Company was unable to continue full payments and in October 2008 discontinued all payments. The note bears 8% interest and any remaining balance becomes immediately due upon change of control of the Company.  The unpaid balance at September 30, 2008, was $654,892.

Item 6.  Exhibits

The following exhibits are included as part of this report:

10.1	Amended and Restated Business Financing Agreement dated October 14, 2008, with Bridge Bank, National Association
31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer
32	Section 1350 Certification of Principal Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Caneum, Inc.

November 19, 2008	By:	/s/ Suki Mudan
Suki Mudan
President (Principal Executive and Financial Officer)