Form 10-Q/A
period 2008-09-30
CANEUM INC
filed 2008-11-21
CIK 1118961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A-1

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

❒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Table of Contents

Explanation

Exhibit 10.1, the Amended and Restated Business Financing Agreement dated October 14, 2008, with Bridge Bank, National Association, was inadvertently omitted from the original filing of this report and is included with this amendment.

PART II
OTHER INFORMATION

Item 6.  Exhibits

The following exhibits are included as part of this amended report:

10.1	Amended and Restated Business Financing Agreement dated October 14, 2008, with Bridge Bank, National Association

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized.

Caneum, Inc.

Date:November 21, 2008	By:	/s/ Suki Mudan
Suki Mudan
President (Principal Executive and Financial Officer)